Form 10-K
period 2020-12-31
BlackRock Direct Lending Corp.
filed 2021-03-08
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period from November 30, 2020 (Inception) to December 31, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01378

BLACKROCK DIRECT LENDING CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	85-3439073
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28th Street, Suite 1000
Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

(310) 566-1094

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s))	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

As of December 31, 2020, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on March 8, 2021 was 3,010,000.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK DIRECT LENDING CORP.

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2020

Part I

In this annual report in Form 10-K, except as otherwise indicated, the terms:

“Company,” “we,” “us” and “our” refer to BlackRock Direct Lending Corp., a Delaware corporation;

The “Advisor” refers to BlackRock Capital Investment Advisors, LLC, a Delaware limited liability company and the investment manager;

“Administrator” refers to BlackRock Financial Management, Inc, a Delaware corporation, an affiliate of the Advisor and administrator of the Company.

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

•	Events outside of our control, including public health crises such as the COVID-19 pandemic and its aftermath, may negatively affect the results of our operations.

•	We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

•	Success of the Company’s investments depends on complex legal and financial analysis.

•	Shares of our common stock are not insured or guaranteed by any person or entity.

•	Shares of our common stock are subject to restrictions on transfer.

•	We cannot assure you that a trading market for our common stock will develop or be maintained.

•	Stockholders will not have any direct interests in our investments.

•	A stockholder default could have adverse consequences on the Company.

•	Stockholders may receive confidential information.

•	Our investments are risky and highly speculative, and we could lose all or part of our investment.

•	Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

•	Uncertainty regarding the impact of the United Kingdom’s departure from the European Union could negatively impact our business, financial condition and earnings.

•	Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

•	We may invest in “covenant-lite” loans, which could have limited investor protections.

•	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

•	The lack of liquidity in our investments may adversely affect our business.

•	Our assets may be difficult to value.

•	We have a limited operating history.

•	We are dependent on key personnel of the Advisor.

•	We may expose ourselves to risks if we engage in hedging transactions.

•	We may be exposed to risks associated with total rate of return swaps and other credit derivatives.

•	We may be exposed to risks associated with collateral management requirements.

•	Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

•	We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

•	Board or committee participation may limit our ability to engage in certain transactions.

•	We may be exposed to risks associated with third-party litigation.

•	There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims or equitable subordination.

•	The Company may rely upon projections, forecasts or estimates developed by the Advisor and/or a portfolio company concerning the portfolio company’s future performance and cash flow.

•	We may face competition and potential for insufficient investment opportunities.

•	We may be exposed to risks associated with brokerage and portfolio turnover.

•	We may be exposed to risk associated with trade errors.

•	We may be exposed to counterparty risk.

•	We may be exposed to systemic risk.

•	Our risk control framework may not be completely effective.

•	We will be responsible for the payment of certain fees and expenses regardless of profits.

•	We may be subject to sanctions arising out of our operations.

•	We may be subject to increased compliance and legal risk.

•	We will be subject to certain state and local laws and regulations.

•	We will be subject to certain tax risks.

•	We are subject to risks associated with general economic and market conditions.

•	Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

•	We may experience cyber-security incidents and are subject to cyber-security risks.

•	Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

•	We are subject to risks related to our regulation and operation as a BDC.

•	We may be subject to certain risks if we use leverage under a credit facility.

Item 1.   Business

BlackRock Direct Lending Corp.

The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to target high risk-adjusted returns produced primarily from current income generated by investing primarily in senior secured corporate debt instruments. The Company will primarily target investments in companies headquartered in North America but will have the ability to invest in compelling opportunities in other jurisdictions, subject to regulatory limitations and other investment restrictions.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Internal Revenue Code of 1986, as amended, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

The Company was formed in October 2020. The Company has offered and may continue to offer and sell shares of common stock in private placement transactions pursuant to certain exemptions of the Securities Act, the laws of the states and jurisdictions where any offering is made. The Company expects to enter into separate “subscription agreements” with investors, pursuant to which investors make commitments to purchase shares of common stock (referred to herein as “Capital Commitments”). Investors will be required to make capital contributions to purchase shares of common stock each time the Company delivers a capital call notice, in an aggregate amount not to exceed each investor’s respective remaining Capital Commitment. The Company may accept additional Capital Commitments from time to time from new investors as well as existing investors that wish to increase their commitment in the Company.

 The Company commenced operations on November 30, 2020.

Investment Strategy

The Company’s investment activities are managed by its investment adviser, BlackRock Capital Investment Advisors, LLC (the “Advisor”), a subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock” or the “Firm”). BlackRock believes that the Advisor’s deep and experienced investment team, organized across 19 industry-focused verticals, is among the most tenured in the direct lending market, having invested in the strategy across multiple market cycles for more than 20 years. This depth of experience enables the team to not only identify more complex, unique and less competitive investments, but also to structure customized downside protection and better target outsized risk-adjusted returns. The Advisor utilizes a broad, multi-channel deal origination network across both primary and secondary market sources.

The Company expects to benefit from BlackRock’s successful strategy of investing in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. The Company intends to generally invest in privately-originated, performing senior secured debt of eligible portfolio companies (as described below under “—Qualifying Assets”), subject to the Company’s investment objective and strategies. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisor, distressed. The Company expects to hold positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisor believes provides flexibility to adapt to changing market conditions. The Company may invest in securities of any maturity and credit quality.

The Company expects to benefit from BlackRock’s broad and established sourcing network to seek attractive investment opportunities across all market environments. BlackRock is one of the largest corporate lenders in the world and a long-tenured participant in the private debt markets. As such, it has diversified sourcing channels and maintains an active dialogue with industry and sector contacts, banks, brokers, sponsors, secondary desks, client relationships, other credit-focused Advisors and its well-established network of industry experts and executive-level operating professionals – all of which help to produce attractive deal flow. The Company will pursue primary loan originations as its core strategy with capacity for secondary market accumulations when appropriate. A long-established history of investing in both of these segments affords BlackRock the flexibility to pursue what it views as superior risk-adjusted returns in a variety of market conditions. While the Advisor anticipates that it will invest the majority of the Company’s capital in primary market deal flow, during periods of broader capital markets volatility, the Advisor may focus attention on secondary market accumulations of undervalued loans offered at what it perceives as attractive discounts relative to the underlying borrower credit fundamentals. Similarly, when investment opportunities in the secondary market become less attractive, the Advisor expects to focus greater attention on primary market originated financings. BlackRock has found that the ability to evaluate and execute both primary and secondary middle-market deal flow is a significant competitive advantage. Furthermore, the Advisor is supported by the BlackRock Capital Markets group, a dedicated capital markets team responsible for sourcing private and illiquid investment opportunities across the BlackRock Alternatives platform. The BlackRock Capital Markets group provides global, comprehensive sourcing coverage by geography, asset class and transaction type and further supplements the Advisor’s deal sourcing by maintaining close relationships across multiple sourcing channels.

BlackRock’s direct lending strategy provides debt financing to meet the distinct and underserved needs of primarily North American middle-market companies. The Advisor will generally target for the Company what it views as healthy businesses that are seeking capital for various objectives, including but not limited to, growth, acquisitions, refinancings/recapitalizations, expansion stage venture lending and LBO activity. BlackRock actively seeks to uncover what it believes are overlooked, asset-rich opportunities with a degree of complexity “outside-of the-box” for traditional senior debt providers. This complexity does not include an element of stress or distress, but may take the form of structural, situational, legal or regulatory concerns, or may result from an industry or sector that is out of favor. In addition, BlackRock is able to utilize its complementary stressed/distressed expertise to more effectively diligence and negotiate complex direct lending investments, manage downside protection and proactively recognize potential problem investments.

 BlackRock has built a reputation as a value-added partner in complex or misunderstood opportunities, given its ability to diligence and underwrite such complexity. The Advisor believes its deep industry and credit experience distinguishes its reputation, allowing BlackRock to uncover opportunities that less-experienced managers are either not qualified to analyze, or are under-resourced to properly evaluate. BlackRock will continue its longstanding practice of seeking to alter the risk/reward balance in favor of its clients by using a hands-on approach to seek to create superior risk-adjusted returns while protecting value in challenging situations when required.

Competitive Strengths

BlackRock believes that the following characteristics distinguish it from other firms and will allow the Company to maximize the risk/reward ratio of a given investment opportunity.

Proven Strategy

BlackRock has successfully applied its direct lending strategy throughout its history to generate attractive investment opportunities in all phases of a market cycle. Since 2000, BlackRock has deployed more than $21 billion across approximately 740 investments in its direct lending strategy. BlackRock believes that the following elements of its direct lending strategy are designed to enable the Company to generate above-market yields:

I.	Identifying value where others do not, in complex or overlooked deals through unique, multi-channel sourcing. This may involve pursuing, among others, transactions that fit the following profile:

•	Unique and not widely understood industry dynamics

•	Transactional complexity

•	Time-sensitive capital need requiring depth of industry knowledge

•	Prior performance disruption or operational/management challenges

•	Management changes and/or regulatory changes

•	Structuring sophistication to accommodate specific collateral/assets for downside protection

II.	Large, reputable and deeply experienced team with proven ability to respond to various market conditions quickly and effectively.

III.	Dual direct lending and stressed/distressed (special situations) experience to structure better pricing and downside protection and be prepared for unexpected events:

•	BlackRock has an extensive history executing both direct lending and opportunistic credit strategies with deep experience in middle-market finance across a wide range of industries and market cycles.

•	The majority of the Advisor’s senior-level investment professionals have spent considerable time in specific industry sectors, and the Advisor has underwritten and managed investments within those areas for both performing and challenged credits for over 20 years.

Focus on the Middle-Market

Since BlackRock’s first direct lending loan in its first institutional fund was made in 2000, its direct lending strategy has focused primarily on North American middle-market companies with target enterprise values from $100 million to $1.5 billion. The Advisor focuses on this segment for the Company because it believes the middle-market supplies several advantages for execution of the Company’s investment strategy, including:

I.	A larger pool of successful and financeable companies in the segment compared to the large capitalization market.

II.	Investment opportunities where the target often has limited or no access to the broader capital markets as an alternative source of capital.

III.	More consistent flow of investment opportunities across market cycles. BlackRock believes this market segment offers greater opportunity for its direct lending strategy due to fewer competing sources of capital, less efficient capital markets and more consistent primary and secondary transaction flow.

Direct Lending Investment Network and Superior Deal Sourcing Capability

BlackRock’s primary deal flow advantage is derived from its proprietary network established over a 20+ year history of providing direct lending capital to middle-market U.S. companies and its intensive industry research and relationship-based approach. BlackRock’s investment professionals maintain established relationships among industry-focused bankers, restructuring professionals, bankruptcy and other attorneys, senior lenders, liquidators, high yield specialists, research analysts and major accounting firms. BlackRock’s long history in direct investing provides what it believes is a broader and deeper network of contacts among fellow corporate board members, former colleagues from a range of high-quality firms, other financial and operating professionals, insurance companies, credit funds, private equity funds, hedge funds and other similar alternative investment funds, which assists in sourcing and negotiating transaction opportunities. Given both its extremely long tenure in the market as well as its position within the world’s largest asset manager, BlackRock is often a first call for middle-market direct lending opportunities, and in particular, those that require a level of specialized knowledge or skill to underwrite and execute. The BlackRock Capital Markets team helps to harness the power of the global franchise in an effort to ensure that BlackRock sees the broadest range of deal opportunities across its investment business. Furthermore, the Firm’s relationships with prior portfolio companies help facilitate positive word-of-mouth recommendations to others seeking BlackRock’s expertise and capital.

Access to Operating Talent

The Advisor augments its aforementioned in-house talent with multi-year relationships with former senior executives with strong records of success in major companies across industries in which BlackRock invests. These executive relationships may be used for assistance with due diligence, board seats, sourcing, and in some cases, to fill certain portfolio company operating roles. Importantly, the vast majority of these experienced industry leaders are also investors in funds managed by BlackRock.

Integrity

BlackRock conducts business with the highest standards for integrity. Those standards are apparent in its transparency and openness with its clients, its conservative accounting and management principles, and its relationships with counterparties, rival and allied creditors, portfolio company management teams and external advisors. BlackRock recognizes the value its business integrity provides in attracting clients, employees and operating talent, sourcing and evaluating transactions, and in reorganization negotiations.

A Leader in Alternative Credit Investing

BlackRock is the world’s largest publicly traded investment management firm, with approximately $8.7 trillion of assets under management as of December 31, 2020. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

For 35+ years, including through legacy entities, BlackRock has been creating and managing alternatives portfolios. BlackRock has continually grown investment capabilities in response to, and in anticipation of, client needs. This strategic commitment is reflected in the considerable human and technological resources it has developed in order to ensure the long-term success of its alternatives platform. BlackRock has also hired respected industry professionals to complement its homegrown talent. Today, BlackRock has over 840+ professionals dedicated solely to alternatives across 25+ global investment centers. BlackRock’s strong governance and scale enable its investment teams to focus solely on investing and benefit from accessing more deals, research, and insight than they would as independent businesses. BlackRock’s scale helps it deliver sourcing, performance, and solutions that aim to help clients achieve objectives.

The Advisor’s leadership team comprises a subset of former Tennenbaum Capital Partners, LLC (“TCP”) senior professionals and is supplemented by comparable senior professionals from BlackRock. TCP was a leading alternative Advisor founded in 1999 with a proven track record of investing in direct lending across multiple market cycles prior to entering into the below described transaction with BlackRock. In August 2018, BlackRock acquired TCP, expanding BlackRock’s capabilities in the private credit sector. BlackRock believes that the Company will benefit from blending TCP’s experience in U.S. direct lending with BlackRock’s resources, relationships and global platform. BlackRock is a differentiated Advisor in middle-market direct lending, primarily, for three reasons:

I.	Since 2000, BlackRock has invested over $21 billion in approximately 740 portfolio companies. The Advisor has generated performance through a substantial volume of activity over many years and across multiple market cycles.

II.	In its pursuit of high risk-adjusted return deal flow, BlackRock consciously employs a deal source channel agnostic approach. It originates deals directly from companies as a sole-lender or club lender, from banks and brokers and from a broad mix of both sponsored and non-sponsored sources. It also selectively sources assets in the secondary market at what the Advisor views as attractive non-distressed prices during periods of broad market volatility (when available at a modest discount from a performing company). BlackRock strenuously avoids concentrating its substantial deal origination activity on simply one or two deal source channels. Furthermore, the Advisor is supported by the BlackRock Capital Markets group, a dedicated capital markets team responsible for sourcing private and illiquid investment opportunities across the BlackRock Alternatives platform. The BlackRock Capital Markets group provides global, comprehensive sourcing coverage by geography, asset class and transaction type and further supplements the Advisor’s deal sourcing by maintaining close relationships across multiple sourcing channels.

III.	BlackRock has managed complex credits across two complementary strategies for more than 20 years: direct lending and special situations. Both are middle-market credit-focused strategies. As part of its special situations strategy, BlackRock has been through more than 100 portfolio company bankruptcies and restructurings, often as a deliberate part of the investment thesis. Inevitably, across market cycles, direct lending at high risk-adjusted rates of return means an Advisor will encounter credit challenges and therefore difficult decisions and situational complexity. When this occurs, BlackRock has what it believes is a depth of experience that enables it to seek superior recovery outcomes as a result of its breadth of credit experience earned over many years across these two complementary strategies.

Value-Oriented Direct Lending Investment Strategy

The Company is expected to benefit from BlackRock’s successful strategy of investing in privately-originated, performing senior secured debt primarily issued by North American middle-market companies. This strategy employs a value-oriented approach, with a preference for unique and often less-competitive deals that may have been overlooked due to industry, legal/regulatory or transactional complexity or prior individual company performance. BlackRock expects to leverage its deep credit and industry experience in an effort to unlock value in these opportunities and ultimately provide strong risk-adjusted returns.

 Compelling Middle-Market Opportunity

The Company will invest in senior secured debt investments primarily in the North American middle market, which BlackRock defines as companies with enterprise values between $100 million and $1.5 billion. The targeted “sweet spot” tends to be companies with enterprise values from $100 million to $750 million. BlackRock believes this market segment provides attractive investment opportunities due to three key factors: (1) largest number of established companies in the U.S. market are in this segment; (2) fewer financing alternatives are available for these borrowers than for large capitalization companies; (3) long-term relationships and experience are required to source unique transaction flow in this market segment. In particular, BlackRock believes the direct lending strategy has developed into a core asset class that serves the needs of this segment of the U.S. economy. BlackRock has established itself as a leader in this segment over almost two decades with a reputation for reliability and creativity in structuring financing solutions.

At this time, there is a general recognition that the market has entered a period of heightened uncertainty and volatility as the full impact of COVID-19 (as defined below) continues to be assessed. BlackRock believes that the Company is well positioned to achieve success across a variety of potential macroeconomic scenarios. Market disruption such as the current pandemic often drive better pricing, lower leverage, superior documentation and less competition. In this context of market uncertainty, BlackRock continues to have a positive outlook for the direct lending asset class both in the short term as well as over the next 5-10 years across the U.S. Particularly in times of uncertainty, BlackRock believes it is important to focus on senior secured debt financing in less cyclical industries and in companies with revenue streams which are less affected by geopolitical events and/or the general economic cycle.

Deep and Experienced Team of Credit Specialists

BlackRock believes that the Advisor’s investment team, which is organized across 19 industry verticals, is one of the longest-tenured teams in the middle-market lending asset class. The Advisor utilizes a centralized investment committee process to execute its direct lending strategy, which BlackRock believes facilitates knowledge-sharing and enhances the ability to provide financing solutions to its deal sources and also proactively manage at-risk investments. The industry-led execution is designed to allow BlackRock to apply years of acquired knowledge and relationships to its sourcing, underwriting and portfolio management of investment opportunities. In BlackRock’s opinion, and demonstrated by the Advisor’s extensive track record, this industry-led approach provides an advantage over competitors by bringing to bear insight that exceeds that of a generalist lender. BlackRock understands a potential borrower’s business from an industry-insider perspective and feels it is better equipped to identify key diligence and structuring considerations early in the transaction evaluation. Borrowers appreciate and rely on the Advisor to deliver thoughtful initial feedback which accelerates the process to either a more detailed evaluation or a constructive decline. Additionally, this industry-led approach enhances BlackRock’s underwriting diligence and credit agreement negotiation based on key experience with similar companies within the same sector or industry sub-sector. Finally, it helps to inform BlackRock’s actions when challenges arise as part of portfolio monitoring and when strategic decisions are required. The Investment Committee (as defined below) plays an integral role designed to ensure that BlackRock combines its unique industry knowledge with a complementary stressed/distressed skill set possessed by the same team of professionals. BlackRock’s unique and centralized residency of both performing and stressed/distressed credit proficiency is particularly valuable as the Advisor seeks to navigate the post-COVID-19 middle market landscape.

Market Opportunity

BlackRock believes that an attractive investment environment exists for middle market and privately-originated illiquid loans using the investment strategy and approach that BlackRock has successfully employed for over 20 years. Over that time, due to fundamental changes in the U.S. banking system and corporate debt market, lending to middle market companies in the U.S. has radically transformed.

BlackRock believes that the landscape for U.S. middle market private loans has undergone a secular shift which presents an investment opportunity for institutional investors, and that investment platforms offering superior reputation, flexibility and scale will continue to be well-positioned to serve this growing market. The supply-demand dynamics arising from this secular shift are further described below.

Since June 2000 when BlackRock made its first direct lending investment, the role of banks in middle-market lending has materially reduced. In order to comply with regulations, such as Basel III, the Dodd-Frank Act and certain provisions therein known as the “Volcker Rule”, banks have reduced their balance sheets to de-risk their business activities. Banks simply cannot lend on the scale they once did to absorb the supply of middle market loans because it has become economically challenging for banks to hold middle market loans. BlackRock recognizes that stricter regulations and enforcement of leveraged lending guidelines has further reduced bank lending activities in the middle market versus earlier periods, and in particular, the period prior to the global financial crisis.

Simultaneously, middle market financing needs are high. BlackRock believes that institutional private capital will be needed to address a large volume of financing requirements over the next several years driven by refinancing needs as well as deployment of private equity cash reserves (often referred to as “dry powder”).

BlackRock believes that the growth of small-to-medium sized businesses will be key to growth for all developed economies, and in particular, the United States. Middle market companies represent approximately one-third of U.S. private sector GDP and employ nearly 48 million people, providing approximately one-third of all U.S. jobs as of December 31, 2019, according to the National Center for the Middle Market. BlackRock anticipates that direct lending providers to the middle market will enable these businesses to access capital that is increasingly difficult for them to obtain from traditional bank sources yet is important for continued economic growth.

While BlackRock does expect a slowdown in M&A in the short-term as a result of the COVID-19 pandemic, in the medium-term, it expects to see an increase in transactions which cannot be executed in the public markets and also expects to see a resetting of pricing and structure, which will likely be favorable to private markets investors. The opportunity set in direct lending should continue to grow given that “alternative” lenders now comprise a meaningful percentage of the credit provided to both U.S. and non-U.S. companies. BlackRock does not anticipate this changing due to recent banking regulation and business model shifts, or as a result of broad market concerns regarding investment liquidity. These structural shifts in the market have created a more robust opportunity for alternative lenders such as BlackRock (and others).

As institutional platforms emerge to fill the void left by banks, BlackRock has found that not all of these platforms are perceived as equally attractive by borrowers, who are seeking comprehensive capital solutions, execution certainty and a long-term relationship-driven approach from their financing providers. In particular, as the effects of the COVID-19 pandemic are more fully absorbed by the private markets, they will likely be unequally experienced across individual companies, industries, management teams and deal sources. BlackRock believes that this dynamic will tilt the balance in favor of reliable financing providers who can offer middle-market borrowers time-tested dependability, industry expertise, flexible debt solutions and a scalable platform.

The competitive dynamics in the middle-market have created a favorable environment for direct lenders with the relevant industry experience to appropriately structure loans for middle-market borrowers. Originating and underwriting such loans requires an established sourcing network and the ability to identify unique situations whereby higher yields may be combined with appropriate structural protections for the lender. For these reasons, BlackRock believes that the Company is well-positioned to continue this historical practice of carefully selecting appropriate risk-adjusted return opportunities in the evolving middle-market. BlackRock’s expertise in navigating situations that incorporate an element of industry-specific complexity and/or require speed of execution, as well as its strict focus on downside protection, should allow BlackRock to continue to generate attractive risk-adjusted returns regardless of market cycle.

Investment Process

BlackRock’s investment process is designed for superior execution based upon its strategic advantages: a deep bench of experienced credit professionals across both liquid and illiquid credit strategies, a strong brand name in middle-market direct lending and unique in-house skills in each stage of its investment process.

The investment process is structured around a group of senior industry-focused investment professionals organized into teams that typically follow an investment from origination through realization and supplemented by incremental origination resources designed to make certain the Firm is accessing all key sourcing channels. BlackRock believes that this consistent involvement of industry focused professionals with intimate knowledge of a company and its unique industry dynamics leads to better investment outcomes. The Advisor’s investment professionals, particularly at the senior levels, also possess a broad range of transactional experience across both its direct lending and opportunistic credit strategies. The Advisor believes that this multi-strategy experience benefits direct lending in two key areas: (1) it informs its underwriting, and (2) it improves the Advisor’s ability to source investment opportunities. The complementary experience in stressed/distressed (special situations) credit informs the Advisor’s underwriting for direct lending portfolios, as substantial experience with companies across each industry vertical in challenging circumstances assists the team in better understanding relevant areas of diligence and critical documentation provisions that have been previously stress-tested with other comparable companies in each industry sector.

The ability to provide a capital solution to a wide range of middle market deal sources over more than 20 years and across the industries the Firm follows, both in good times and bad, also makes the BlackRock investment professionals consistently relevant to those deal sources as a valuable capital provider. When industry sectors are performing, BlackRock professionals are providing more direct lending capital, but when an industry experiences a downturn, BlackRock professionals remain relevant as an opportunistic credit capital provider. BlackRock believes that this active participation across its industry teams to all phases of an industry cycle encourages knowledge-sharing, active debate, critical examination of unique opportunities, more robust origination and establishes a deeper set of relationships with key deal sources that need a reliable partner.

BlackRock evaluates investment opportunities by following a rigorous and disciplined investment process that combines the characteristics highlighted below.

Deal Sourcing

BlackRock’s deal flow advantage comes from its proprietary network and research, earned over an exceptionally long and successful market tenure. The majority of investments in the Company are expected to be generated from primary market sources and will also include opportunistic secondary purchases. The Advisor’s investment professionals have long-term relationships with a wide range of deal sources including industry-focused bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, trading desks (both regional and money center), research analysts, liquidators, accounting firms, fund management teams, board members of former portfolio companies, former colleagues at other high-quality investment firms and other operating professionals to facilitate deal flow. The Advisor also expects to leverage the significant BlackRock organizational resources at its disposal by communicating with members of BlackRock’s global credit platform, including investment-grade credit analysts, sub-investment grade credit analysts, real estate (both equity and debt) and private equity teams and with professionals in risk and quantitative analysis. Furthermore, the Advisor is supported by the BlackRock Capital Markets group, a dedicated capital markets team responsible for sourcing private and illiquid investment opportunities across the BlackRock Alternatives platform. The BlackRock Capital Markets group provides global, comprehensive sourcing coverage by geography, asset class and transaction type and further supplements the Advisor’s deal sourcing by maintaining close relationships across multiple sourcing channels.

Given both its tenure in the direct lending market as well as its scope as one of the largest Advisors in the world, BlackRock is often the first call for new deal opportunities in its core middle-market segment. In addition, BlackRock has relationships with numerous other credit investors, including insurance companies, credit funds, multi-strategy private equity funds, hedge funds and other comparable alternative funds that invest in assets similar to those targeted by the Company.

In addition to drawing upon experience from its considerable resources, BlackRock regularly calls on both active and recently retired senior-level executives from relevant industries to assist with due diligence for potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and critical information. BlackRock’s relationships with its portfolio companies across the entirety of its credit franchise also facilitate positive word-of-mouth recommendations to other companies seeking BlackRock’s expertise and capital. The Firm’s unsurpassed relationship network provides it with the ability to access investment opportunities that competitors may miss or, in competitive circumstances, allows it to engage at an earlier stage in the process.

Due Diligence

The foundation of BlackRock’s investment process is intensive investment research and analysis by the Firm’s experienced investment professionals. A majority of the Advisor’s leadership team has worked together for more than 12 years at BlackRock including their predecessor firm TCP; collectively, they possess a level of direct lending investing experience that is difficult to replicate. In addition to the abundant internal relationships and resources available through BlackRock’s global platform, its in-house knowledge is supplemented with industry experts with direct senior-level management experience in the sectors it targets. The process of rigorously and comprehensively analyzing issuers of securities or loans includes a quantitative and qualitative assessment of the company’s business, an evaluation of its management, business strategy, industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. BlackRock’s due diligence process includes:

•	An analysis of the fundamental asset values and enterprise value;

•	Review of key assets, core competencies, competitive advantages, historical and projected financial statements, capital structure, financial flexibility, debt amortization requirements, environmental, social and governance considerations, and tax, legal and regulatory contingencies; and

•	An assessment of the outlook for the industry and general macroeconomic trends;

•	Discussions with management, as well as other industry executives, including an assessment of management/board strengths and weaknesses;

•	Review of the issuer’s credit or other related documents, including those governing the issuer such as charter, by-laws and key contracts; and

•	Analysis of portfolio risks from a top-down and bottom-up perspective.

Investment Committee and Decision-making

BlackRock’s transaction evaluation is organized around a centralized investment committee that provides for a consistent, repeatable decision-making process. BlackRock’s investment committee for the Company’s portfolio (the “Investment Committee”) includes all investment professionals of the Advisor and key senior-level constituents from other functional groups including BlackRock’s Risk and Qualitative Analysis (“RQA”) group. The “Voting Members” of the Investment Committee will be drawn from a pool of the Advisor’s senior professionals. The Investment Committee is currently comprised of five permanent Voting Members and four rotating Voting Members (rotating Voting Members will vote during certain established time intervals). The Investment Committee generally meets weekly (or more frequently, if determined necessary) and all key professionals are invited and encouraged to attend. Transactions are brought before the Investment Committee and presented by the industry-led deal teams and accompanied by detailed investment memoranda distributed for review in advance of each meeting. Buy/sell recommendations are debated vigorously and all members of the Investment Committee are encouraged to contribute to the discussion. No Voting Member of the Investment Committee holds a veto and a simple majority vote of Voting Members of the Investment Committee is required for action.

Often, investment opportunities are discussed at multiple meetings as the deal team responds to input provided by the Investment Committee throughout the process. Additionally, the investment policy committee generally meets weekly to review new investment opportunities scheduled for broader-firm discussion. The investment policy committee’s purpose is to screen each new opportunity to ensure efficient use of Firm resources and focus deal teams on what it views as the most appropriate potential transactions.

Portfolio Management

BlackRock closely monitors each investment, as it believes that careful and consistent monitoring of financial performance and market developments is critical to successful investment management. This monitoring is designed to enable BlackRock to respond in a timely and efficient manner to individual company, industry or broader market movements. In addition, BlackRock constructs its direct lending portfolios in a highly-diversified manner by both borrower and industry in an effort to mitigate the drag of any potential credit losses. Accordingly, BlackRock uses an established process that includes the following:

•	Weekly (sometimes daily) monitoring by industry-led deal team members that executed the initial purchase;

•	Regular and repeated dialogue with investment constituents including company management, industry experts, co-investment partners (if applicable) and senior-level resources throughout the BlackRock platform;

•	Internal meetings, as needed, to highlight material investment developments or trends;

•	A weekly review by the Investment Committee of activity related to existing portfolio investments that may require broader feedback and decision-making;

•	A quarterly portfolio review process that includes a more detailed discussion (with all key investment professionals invited to attend) of each portfolio company meeting certain minimum materiality thresholds to review performance and outlook relative to the original investment thesis; and

•	Attendance by industry-focused investment professionals at industry conferences and seminars, and regular meetings with comparable company management contacts.

Culture of Risk Management

BlackRock has a strong risk management orientation. The investment professionals use the Firm’s independent RQA group to aid the day to day portfolio management activities.

RQA leads BlackRock’s portfolio risk analytics by providing independent top-down and bottom-up oversight. RQA partners with BlackRock’s investment professionals to help ensure that risks in the portfolio are consistent across each strategy, with the team’s current investment themes, and with each client’s formal risk constraints. Members of RQA have specialized knowledge of each type of portfolio that BlackRock manages. RQA seeks to identify and properly measure key risks for each portfolio type.

A private credit risk management team of 7+ specialized professionals engages throughout the investment process. Early involvement with the investment team facilitates identification of risks and effective, constructive challenge. Additionally, the RQA team has full access to the investment teams’ diligence to provide an unbiased view from the same set of information. The private credit risk team is further supported by the broader RQA platform outlined below.

Realizations

BlackRock anticipates that the returns it will generate for the Company will be primarily from interest income from cash-pay credit investments in the portfolio with the remainder generated by capital gains. In addition to regular payments of principal and interest on its credit investments, there are several means by which the Company will monetize investments, including:

•	Refinancing and/or repayment by the issuer/borrower;

•	Change of control transaction involving the company leading to a refinancing;

•	Exchanges of existing instruments for new securities that are subsequently sold; and

•	Public offering of securities that create a liquidity event.

Considerations of Environmental, Social and Governance

While providing sustainable investment solutions is not the focus of the Company, BlackRock approaches sustainable investing by focusing on “Insights,” “Integration” and “Stewardship,” which are part of the investment process for the Company.

1. Insights: Developing the clearest possible picture of how ESG issues impact long term return: BlackRock begins from the view that, to be effective investors, the Firm must deeply understand the ways in which ESG issues do and do not affect long-term return. A growing body of investment research and market practice demonstrates that companies which effectively manage material sustainability risks and opportunities outperform their counterparts over time. Still, significant questions remain about causation, timeframe and the availability and consistency of sustainability-related data. BlackRock aims to contribute to evolving research and market practice to help address these questions.

BlackRock is leveraging the scale of its investment platform, proprietary technology and direct, private engagement with companies through its investment stewardship activities to create sophisticated approaches to measuring and assessing sustainability-related risks and opportunities. BlackRock’s Sustainable Investing team analyzes sustainability-related data, examines questions about causation and performance, and generates insights for portfolios firm-wide. The Sustainable Investment team develops proprietary views on materiality of specific sustainability-related topics by leveraging external data as well as proprietary research, and delivers insights to clients via thematic research publications, custom analytics and advisory solutions and innovative product development.

2. Integration: Integrating sustainability-related insights and data into BlackRock’s investment processes: BlackRock provides its investment teams with data and insights to keep them well informed of sustainability considerations. By enhancing access to information on these risks and opportunities across its diverse platform, BlackRock improves the total mix of information it considers when making active investment decisions and ensures it accounts for long-term risks. BlackRock’s Aladdin technology allows portfolio managers to efficiently access issuer-level ESG information during investment analysis and portfolio construction. Aladdin portfolio-level ESG and carbon metrics enable investment professionals to measure ESG risk and performance against benchmarks.

BlackRock has launched a firm-wide effort to deepen the integration of sustainability-related insights and data into investment processes globally. BlackRock is building tools that allow its portfolio managers to analyze relevant sustainability information alongside the traditional financial metrics they consider when making active investment decisions. As new data sources and sustainability-related insights are uncovered, this information will be further integrated into BlackRock’s tools and processes. This effort will allow BlackRock to use sustainability information in the same way traditional alpha and risk signals are considered in BlackRock’s alpha-seeking strategies – as another essential input to BlackRock’s decision-making. BlackRock’s investment stewardship efforts benefits from firm-wide data and insights on sustainability-related issues, and its investment teams benefit from the sustainability insights derived from BlackRock’s stewardship activities – a powerful, positive feedback loop.

3. Stewardship: Engaging companies on sustainability-related issues: BlackRock believes that companies with sound corporate governance practices, including how they manage the environmental and social aspects of their operations, better mitigate risk over the long term and offer better risk-adjusted returns. BlackRock engages with companies held in index and alpha-seeking portfolios alike to encourage them to adopt the robust business practices consistent with sustainable long-term performance.

BlackRock’s investment stewardship efforts, including its direct engagement and voting activities, aim to ensure companies deliver long-term, sustainable growth and returns for clients. As a large investor, BlackRock is able – and feels a responsibility – to monitor the companies in which it invests and to engage with them constructively and privately where BlackRock believes that would help protect clients’ interests. As a fiduciary investor, BlackRock evaluates how companies manage the material sustainability-related risks and opportunities within their businesses. Engagement helps build mutual understanding on any issues where BlackRock is concerned that a company’s practices fall short of operational excellence. It also helps BlackRock assess a company’s approach to governance in the context of its specific circumstances.

Engagement is not one conversation. BlackRock has ongoing private dialogue with companies to explain its views and how it evaluates their actions on relevant ESG issues over time. Where BlackRock has concerns that are not addressed by these conversations, the Firm stands ready to vote against proposals from management or the board. Last year, BlackRock’s stewardship program engaged with about 1,500 companies to discuss their governance practices and the sustainability of their business model. BlackRock has committed to double the size of the investment stewardship team over the next three years, which will enable BlackRock to significantly increase its engagement activities and foster more effective engagement by building a framework for deeper, more frequent and more productive conversations.

BlackRock currently manages a broad suite of investment solutions on behalf of its clients, in which sustainability themes are central to mitigating risk and enhancing long-term returns. Some of these products are also used by clients to align their financial investments with their values by removing exposure to specific investments, or by generating positive social outcomes alongside market rates of return. BlackRock offers products designed to provide sustainable investment solutions that empower clients to achieve their financial objectives. BlackRock products range from green bonds and renewable infrastructure to thematic strategies that allow clients to align their capital with the UN Sustainable Development Goals. BlackRock is the largest provider of sustainable ETFs, including the industry’s largest low-carbon ETF; BlackRock manages one of the largest renewable power funds globally, and it is the first asset manager to offer portfolio-level impact reporting for a co-mingled green bond product. With deep expertise in alpha-seeking and index strategies, across both public equity and debt, private renewable power, commodities and real asset strategies, BlackRock is continuing to build scalable products and customized solutions across asset classes.

BlackRock clients increasingly look to BlackRock to not only deliver innovative sustainable investment products, but also to provide a total portfolio assessment of exposure to sustainability-related risks. By combining proprietary data and insights with the power of Aladdin, BlackRock can deliver world-class sustainability analytics, providing clients with an understanding of how sustainability issues affect the risk and long-term return of their investments. Once clients understand their exposure to sustainability issues, they can set targets to improve their portfolio’s positioning. BlackRock offers a wide range of solutions that help its clients take a total-portfolio approach to sustainable investing.

Investment Restrictions and Other Considerations

In consideration of the desired investment parameters of certain prospective investors, the Company has adopted the following investment restrictions. In addition to applicable legal and regulatory restrictions, the Company will not make an investment commitment to any Prohibited Investment. A “Prohibited Investment” means any prospective investment: (a) whose core business (by reference to the investment and its subsidiaries on a consolidated basis) generates a majority of its gross revenues from any or all of the following: (i) gambling, (ii) brewery activities, the purchase, sale, manufacturing of alcohol, (iii) pork production, processing, (iv) tobacco, (v) the purchase, sale, manufacturing or marketing of weapons, artillery and ammunition to be used in an act of war or military conflict or (vi) pornography (provided that, for the avoidance of doubt, with respect to the foregoing clause (a), an investment’s revenues shall not be determined by reference to the revenues of such investment’s tenants, customers, restaurant or hotel operations and shall be determined solely by reference to the investment’s revenues from its business operations) or (b) that derives the majority of its revenues (by reference to the investment and its subsidiaries on a consolidated basis) from, or has its Country of Domicile in, one or more Restricted Countries. For purposes of this paragraph, the “Restricted Countries” are Algeria, Cyprus, Djibouti, Egypt, Ethiopia, Iran, Iraq, Israel, Jordan, Lebanon, Libya, Malta, Morocco, Sudan, Syria, Tunisia, Turkey, and Yemen, and “Country of Domicile” means the country in which the prospective investment is headquartered. The majority revenue test will be measured based on the twelve-month period immediately prior to the time at which an investment commitment would otherwise be made by the Company to such prospective investment.

The investment restrictions outlined above will be measured immediately after giving effect to each investment. As a result of changes in the value of one investment relative to other investments in the portfolio, among other reasons, an investment (or group of investments) may exceed the limits set forth at any particular time and, in connection therewith, the Company will not be obligated, and may have limited ability to, reduce the Company’s exposure to such investment(s). For the avoidance of doubt, to the extent the Company makes an investment commitment in an investment whose Country of Domicile was, at the time at which such investment commitment was made, not located in the Restricted Countries, and the principal headquarters is subsequently relocated to a Restricted Country, the Company will not be obligated to dispose of its investment.

The Company generally seeks to minimize the amount of U.S. federal income tax required to be withheld from distributions to its non-U.S. stockholders, subject to the Company’s investment objective and provided that this intention shall not require the Company to forgo any investment opportunity or to structure any investments of the Company or conduct the business of the Company in any particular manner.

Private Offering of Common Stock

The Company has entered into separate subscription agreements with investors providing for the private placement of shares of common stock (the “Private Offering”). The subscription agreements set forth, among other things, the terms and conditions upon which the investors will purchase shares of common stock, the circumstances under which the Company may draw down capital from investors, certain covenants that all investors must agree to, and the remedies available to the Company in the event that an investor defaults on its obligation to make Capital Commitments. In addition, the subscription agreements include a questionnaire designed to ensure that all investors are either (i) “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act, or (ii) in the case of shares sold outside the United States, persons that are not “U.S. persons” in accordance with Regulation S under the Securities Act.

While the Company expects each subscription agreement to reflect the terms and conditions summarized in the following paragraphs, the Company reserves the right to enter into subscription agreements that contain terms and conditions not found in the subscription agreements entered into with other investors, subject to applicable law.

The Company first entered into subscription agreements with accredited investors on December 11, 2020 (the “Initial Closing Date”).

Pursuant to subscription agreements investors make Capital Commitments to purchase shares of common stock. The subscription agreements provide that investors are required to fund capital contributions to purchase shares of common stock (also referred to herein as a “Drawdown Purchase”), each time the Company delivers a drawdown notice, which the Company will deliver at least ten calendar days prior to the date on which contributions will be due, provided that the initial Drawdown Purchase occurred on the Initial Closing Date. Drawdown Purchases are allocated among investors with unfunded Capital Commitments in amounts proportional to the Capital Commitment of each investor.

The offering price per share of common stock at the initial Drawdown Purchase was $10.00. Following the initial Drawdown Purchase, the Company will issue shares of common stock at a price based on net asset value per share as determined as of the end of the most recent fiscal quarter for which net asset value has been determined prior to the Drawdown Purchase date in accordance with the valuation policies adopted by the Board of Directors, subject to adjustment from the latest quarterly valuation date in accordance with the Company’s valuation policies and subject to Section 23 of the 1940 Act (which generally prohibits the Company from issuing shares of common stock at a price below the then-current net asset value of the shares of common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance) in an amount equal to the percentage of the Capital Commitments specified by the Company in the drawdown notice.

The Company may accept additional Capital Commitments to purchase shares of common stock at subsequent closings from existing and additional investors for up to 18 months after the Initial Closing Date (the “Final Closing Date”); provided that with approval of a majority of the then outstanding shares of common stock, the Company may extend the Final Closing Date for up to an additional six (6) months (i.e., the offering period may conclude 24 months after the Initial Closing Date).

All Drawdown Purchases will generally be made pro rata, in accordance with the remaining Capital Commitments of all investors, provided that (i) the Company may, in its discretion, call Drawdown Purchases on a non-pro rata basis to comply with ownership limitations under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) new investors participating in subsequent closings will make purchases of shares of common stock (each, a “Catch-Up Purchase”) on one or more dates to be determined by the Company.

In order to more fairly allocate organizational and offering costs among all stockholders, the aggregate purchase price of the Catch-Up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed to the Company the same percentage of contributed capital relative to their capital commitment at previous closings. Catch-Up Purchases will be made at a per share price adjusted to appropriately reflect such investor’s pro rata portion of the Company’s initial organizational and offering.

Investment Period

The “Investment Period” began on the Initial Closing Date and will end three years after the Final Closing Date, subject to a 12-month extension of the Investment Period if requested by the Advisor and approved by a majority of the then outstanding shares of common stock. During the Investment Period, Capital Commitments may be called by the Company in any amount on not less than 10 calendar days’ prior written notice to investors. To the extent that the Company has made distributions to stockholders representing a return of capital during the Investment Period, such amount may be re-called by the Company during the Investment Period at any time in any amount on not less than 10 calendar days’ prior written notice.

Undistributed capital may be reinvested by the Company throughout the Investment Period. Following the expiration of the Investment Period, Capital Commitments may only be called to:

(i) cover, or reserve, for actual or anticipated expenses and liabilities of the Company (including payment of the management (including the base fee or the incentive fee), operating expenses of the Company and indemnification or other obligations of the Company, whether contingent or otherwise), and to acquire the interest of a defaulting investor;

(ii) complete investments that were approved by the Investment Committee prior to the expiration of the Investment Period or as to which a definitive agreement, letter of intent, memorandum of understanding or similar document (whether or not legally binding on the parties thereto) has been entered into prior to the expiration of the Investment Period (each, a “Pending Investment”);

(iii) satisfy liabilities and other obligations (including any remaining funding obligation) with respect to any existing investment, and any borrowings or guarantees of the Company;

(iv) engage in hedging transactions;

(v) exercise any equity rights held as of the end of the Investment Period; and

(vi) fund any additional investment (in addition to any included in (ii)) that the Advisor determines in its discretion is appropriate or necessary to preserve or protect the value of any existing investment (each, a “Follow-On Investment”) in an amount equal to up to 15% of the aggregate Capital Commitments.

For the avoidance of doubt, any investment that is in the nature of a revolving credit facility or line of credit, delayed draw loan or similar financing arrangement will be treated as a Pending Investment and not a Follow-On Investment for purposes of the foregoing limitations.

In addition, following the expiration of the Investment Period, the Company may only make new investments described in clauses (ii), (iv), (v) and (vi) of the preceding paragraph, or in investments in investment-grade short-term securities (“Temporary Investments”).

If, at any time during the Investment Period, any three of the permanent Voting Members of the Investment Committee cease to be Voting Members of the Investment Committee, the Advisor will replace each such Voting Member promptly, but in any event, within four (4) months of the third departure. Such third departure that results in fewer than four (4) permanent Voting Members of the Investment Committee remaining will constitute a “Key Personnel Event.” If, at any time during the Investment Period, a Key Personnel Event occurs, then (a) the Advisor will provide prompt notice to the stockholders, not later than ten (10) business days thereafter, and (b) the Investment Period will be automatically suspended. The Investment Period will be reinstated upon the earlier to occur of (i) the existence of at least four (4) permanent Voting Members on the Investment Committee prior to the four (4) month anniversary of the Key Personnel Event and (ii) the approval of a majority of the then outstanding shares of common stock that are not held by affiliated persons of the Advisor.

The Investment Period may be terminated upon 60 calendar days’ written notice to the Advisor following a vote of at least 66 2/3 % of the then outstanding shares of common stock.

Term

The Company’s term (the “Term”) will continue until the close of business on the last day of the fiscal quarter during which the seventh anniversary of the Final Closing Date occurs. In addition, the Advisor may, with the consent of the holders of a majority of the then outstanding shares of common stock, extend the Term for up to two additional one-year periods.

The Company may be dissolved prior to the end of the Term (or such subsequent dates to which the Term has previously been extended) as follows:

•	upon the termination of the Advisor for any reason and approval by stockholders of the dissolution of the Company by the vote of a majority of the votes cast in person or by proxy at a meeting of stockholders;

•	when it becomes illegal or in the opinion of the Board of Directors impracticable or inadvisable to continue operating the Company, and the Board of Directors approves the dissolution of the Company;

•	upon a determination by stockholders that the Company cannot by reason of its liabilities continue its business and that it be dissolved by the vote of a majority of the votes cast in person or by proxy at a meeting of stockholders; or

•	upon stockholder approval of the dissolution of the Company by the vote of 75% of the votes cast in person or by proxy at a meeting of stockholders.

Any such election to dissolve the Company prior to the end of the Term will terminate the Investment Period.

As the Company approaches its termination date, the Advisor will seek to wind down the Company in an orderly manner, with the goal of maximizing the value of the Company’s investments and investor returns. As the Company winds down, it may be impossible, impractical or inadvisable for it to continue to meet the RIC diversification requirements or it may be required to cease making follow-on investments in order to meet the RIC diversification requirements. If the Company fails to meet the diversification requirements it will not be able to maintain its RIC tax status. If the Company is unable to or expects that it will not be able to maintain its RIC tax status as the Company winds down, the Company may seek to (i) convert to a partnership for U.S. federal income tax purposes, (ii) convert to a C-corporation for U.S. federal income tax purposes, (iii) convert into, or contribute its assets to, a liquidating trust or (iv) form a new entity capitalized as a wholly owned subsidiary of the Company to make and hold follow-on investments. The Board of Directors, in consultation with the Investment Management, will determine at such time the best course of action, based on analysis of the Company’s portfolio, market conditions, credit facility restrictions, if applicable, and investor considerations.

In connection with the dissolution of the Company, stockholders may be given the opportunity (but would not be required) to elect to exchange their interests in the Company for interests in another investment vehicle managed by the Advisor or its affiliates.

The Company will not conduct a public offering of its common stock without approval of a “majority of the outstanding voting securities” of the Company, as defined in the 1940 Act.

Private Offering of Notes

On the Initial Closing Date, the Company issued to each of approximately 110 separate investors a promissory note with a principal amount of $1,000, each a “Note” and collectively the “Notes”. The purchase price for each Note was $1,000 per Note. The Company pays interest on the unpaid principal amount of the Notes at a rate of 12.00% per annum per Note payable semi-annually in arrears. The Notes have a 30-year term. Some or all of the Notes may be prepaid by the Company at any time, in whole or in part, provided that (i) the Company will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to December 31, 2022, the Company will pay on the date of such prepayment a one-time premium equal to $100 per Note. The Company expects to issue the Notes in private placement transactions pursuant to certain exemptions of the Securities Act and the laws of the states and jurisdictions where any offering is made.

Leverage

Other than the Notes described herein, the Company will be unlevered; provided, however, that the Company may enter into Credit Facility Debt, as described herein. The amount of the Credit Facility Debt will not exceed 90% of the aggregate Capital Commitments to the Company. Pursuant to the 1940 Act, the Company may only draw upon such Credit Facility Debt in amounts such that the Company complies at the time of each such draw with the asset coverage requirements of the 1940 Act described below under “—Asset Coverage Requirement.”

Investment Management Agreement

The Advisor is located at 100 Bellevue Parkway, Wilmington, Delaware 09809. The Advisor is registered as an investment adviser under the Advisers Act. The Advisor is a wholly-owned subsidiary of BlackRock, Inc.

Under the terms of the Investment Management Agreement, the Advisor:

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on prospective portfolio companies); and

•	closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

The Advisor’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Pursuant to the Investment Management Agreement, the Company pays the Advisor compensation for investment advisory and management services consisting of base management compensation and a two-part incentive compensation (the “Advisory Fee”).

Base Management Fee

The base management fee will be calculated at an annual rate of 0.90% of the Company’s total assets (excluding cash and cash equivalents) on the last day of each preceding calendar quarter and will be payable quarterly in arrears. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. No base management fee will be payable for the period from the date of the initial Drawdown Purchase through the end of the first calendar quarter after the initial Drawdown Purchase. Subsequently, the base management fee will be calculated based on the value of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fees for any partial quarter will be appropriately prorated.

Incentive Fee

Incentive compensation will be payable to the Advisor pursuant to the Investment Management Agreement. The incentive fee will consist of two components. Each component of the incentive fee will be calculated and, if due, paid quarterly in arrears.

The ordinary income component of the incentive fee will be the amount, if positive, equal to 12.5% of the cumulative ordinary income before incentive compensation, less cumulative ordinary income incentive compensation previously paid. Notwithstanding the foregoing provision, the Company will not be obligated to pay any ordinary income incentive fee to the extent such amount would exceed 12.5% of the cumulative total return of the Company that exceeds an 6.857143% annual return on daily weighted average unreturned capital contributions, plus all of the cumulative total return that exceeds a 6.0% annual return on daily weighted average unreturned capital contributions but is less than an 6.857143% annual return on daily weighted average unreturned capital contributions, less cumulative ordinary income and capital gains incentive compensation previously paid.

The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the cumulative realized capital gains (computed net of cumulative realized losses and cumulative net unrealized capital depreciation, if any), less cumulative capital gains incentive compensation previously paid or distributed. The capital gains component will be paid in full prior to payment of the ordinary income component. Notwithstanding the foregoing provision, the Company will not be obligated to pay any capital gains incentive fee to the extent such amount would exceed 12.5% of the cumulative total return of the Company that exceeds a 6.857143% annual return on daily weighted average unreturned capital contributions, plus all of the cumulative total return that exceeds a 6.0% annual return on daily weighted average unreturned capital contributions but is less than an 6.857143% annual return on daily weighted average unreturned capital contributions, less cumulative ordinary income and capital gains incentive compensation previously paid.

For purposes of the foregoing computations and the total return limitation:

“cumulative” means amounts for the period commencing on the initial Drawdown Purchase date and ending as of the applicable calculation date;

“ordinary income before incentive compensation” means the Company’s interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees received from portfolio companies) during the period, minus the Company’s operating expenses during the period (including the base management fee, expenses payable under the administration agreements, any interest expense and any dividends paid on any issued and outstanding preferred stock), plus increases and minus decreases in net assets not treated as components of income, operating expense, gain, loss, appreciation or depreciation and not treated as changes in unreturned capital contributions, and without reduction for any incentive compensation and any organization or offering costs, in each case determined on an accrual and consolidated basis;

“total return” means the amount equal to the combination of ordinary income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of the Company for the period, in each case determined on an accrual and consolidated basis; and

“unreturned capital contributions” means the proceeds to the Company of all issuances of shares of common stock, less all distributions by the Company to stockholders representing a return of capital.

Any quarterly ordinary income incentive fee or capital gains incentive fee must not exceed the total return limitation described above. The following is graphical representation of the total return limitation:

Total Return Limitation

(based on cumulative annual total return)

Percentage of ordinary income and net realized capital gain separately payable at various levels of total return.

Examples of Incentive Fee Calculation

The figures provided in the following examples are hypothetical, are presented for illustrative purposes only and are not indicative of actual expenses or returns.

Examples of Incentive Compensation Calculation

Example 1: Income Portion of Incentive Compensation:

Assumptions

•	Total return hurdle [1]= 6%

Alternative 1

a.	Additional Assumptions

i.	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 9.5%

ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 8.0%

iii.	cumulative annual total return = 5.0%

b.	Cumulative total return does not exceed total return hurdle, therefore there is no income incentive compensation.

Alternative 2

a.	Additional Assumptions

i.	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 9.0%

ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 7.5%

1 Represents 6,0% annualized total return hurdle.

   Excludes organizational and offering costs.

iii.	cumulative annual total return = 6.75%

b.	Tentative incentive compensation = 12.5% x ordinary income before incentive compensation

 = 12.5% x 7.5%

= 0.9375%

c.	Total return after incentive compensation = 6.75% - 0.9375%

= 5.8125%

d.    Cumulative ordinary income before incentive compensation is positive and the total return hurdle is less than total return but greater than total return after tentative incentive compensation, therefore incentive compensation is partially payable and = Total return – total return hurdle.

e.	Incentive compensation is computed as 0% + (100% x (6.75% - 6.0%))

= 0% + (100% x 0.75%)

= 0 + 0.75%

= 0.75%

Alternative 3

a.	Additional Assumptions

i.	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 9.0%

ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 7.5%

iii.	cumulative annual total return = 8.0%

b.	Tentative incentive compensation = 12.5% x ordinary income before incentive compensation

= 12.5% x 7.5%

= 0.9375%

c.	Total return after tentative incentive compensation = 8.0% - 0.9375%

= 7.0625%

d.     Cumulative ordinary income before incentive compensation is positive and the total return after tentative incentive compensation exceeds the total return hurdle, therefore incentive compensation is fully payable.

e.	Incentive compensation is computed as 0% + (100% x (6.857143% - 6.0%)) + (12.5% x (7.5% - 6.857143%))

= 0% + (100% x 0.857143%) + (12.5% x 0.642857%)

= 0% + 0.857143% + 0.080357%

= 0.9375%

Example 2: Capital Gains Portion of Incentive Compensation:

Alternative 1:

a.	Assumptions

i.	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).

ii.	Year 2: Investment A sold for $50 million and fair market value, or fair market value (“FMV”), of Investment B determined to be $32 million. Cumulative annual total return of 20%.

iii.	Year 3: FMV of Investment B determined to be $25 million. Cumulative annual total return of 15%.

iv.	Year 4: Investment B sold for $31 million. Cumulative annual total return of 10%.

b.	The capital gains portion of the incentive compensation would be:

i.	Year 1: None.

ii.	Year 2: Capital gains incentive compensation of $3.75 million ($3.75 million = $30 million realized capital gains on sale of Investment A multiplied by 12.5% and total return hurdle satisfied).

iii.	Year 3: None; no realized capital gains.

iv.	Year 4: Capital gains incentive compensation of $0.125 million ($31 million cumulative realized capital gains multiplied by 12.5%, less $3.75 million of capital gains incentive compensation paid in year 2 and total return hurdle satisfied).

Alternative 2:

a.	Assumptions

i.	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).

ii.	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million. Cumulative annual total return of 10%.

iii.	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million. Cumulative annual total return of 5.5%.

iv.	Year 4: FMV of Investment B determined to be $35 million. Cumulative annual total return of 15%. v. Year 5: Investment B sold for $40 million. Cumulative annual total return of 20%.

b.	The capital gains portion of the incentive compensation would be:

i.	Year 1: None.

ii.	Year 2: Capital gains incentive compensation of $3.125 million; 12.5% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B, and the total return hurdle is satisfied).

iii.	Year 3: None as the total return hurdle is not satisfied.

iv.	Year 4: Capital gains incentive compensation of $1.25 million ($35 million cumulative realized capital gains (including $5 million of realized capital gains from year 3 at a time when the total return hurdle was not satisfied and no cumulative unrealized capital depreciation) multiplied by 12.5%, less $3.125 million capital gains incentive compensation paid in year 2, and the total return hurdle is satisfied).

v.	Year 5: Capital gains incentive compensation of $1.25 million ($45 million cumulative realized capital gains multiplied by 12.5%, less $4.375 million in capital gains incentive compensation paid in years 2 and 4, and the total return hurdle is satisfied).

Limitation of Liability and Indemnification

The Investment Management Agreement provides that the Advisor and its officers, directors, employees and affiliates are not liable to the Company or any stockholders for any act or omission by it or its employees in the supervision or management of the Company’s investment activities or for any loss sustained by the Company or stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the Investment Management Agreement. The Investment Management Agreement also provides for indemnification by the Company of the Advisor’s members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to the Company, subject to the same limitations and to certain conditions.

Board and Stockholder Approval of the Investment Management Agreement

The Board of Directors approved the Investment Management Agreement on November 19, 2020 and the Company’s sole stockholder approved the Investment Management Agreement on November 19, 2020. In its consideration of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) the Company’s projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any potential sources of indirect income to the Advisor from its relationships with the Company and the profitability of those relationships; (e) information about the services to be performed and the personnel who will perform such services under the Investment Management Agreement; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute the Company’s portfolio transactions and the brokers’ provision of brokerage and research services to the Advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the Board of Directors, including a majority of the non-interested directors, concluded that the investment management fee rates are reasonable in relation to the services to be provided.

Duration and Termination

The Investment Management Agreement will remain in effect for a period of two years from the date of stockholder approval and thereafter will remain in effect from year to year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, which is defined in the 1940 Act as the lesser of a majority of the outstanding voting securities or 67% or more of the securities voting if a quorum of a majority of the outstanding voting securities is present, including, in either case, approval by a majority of the directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by the Company without penalty upon not less than 60 days written notice to the Investment Management, as authorized either by the Board of Directors or by vote of stockholders. The Investment Management Agreement may be terminated by the Advisor without penalty upon not less than 120 days written notice to the Company.

The Administrator

BlackRock Financial Management, Inc. (the “Administrator”) serves as the Company’s administrator. The principle executive offices of the Administrator are located at 40 East 52nd Street, New York, New York 10022. The Company has entered into an administration agreement with the Administrator (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Company. Without limiting the generality of the foregoing, the Administrator will provide the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as the Administrator, subject to review by the Board of Directors of the Company, will from time to time determine to be necessary or useful to perform its obligations under this Agreement. The Administrator will also, on behalf of the Company, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the Company’s Board of Directors of its performance of obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company as it determines to be desirable. The Administrator is responsible for the financial and other records that the Company is required to maintain and will prepare all reports and other materials required by any agreement or to be filed with the SEC or any other regulatory authority, including reports on Forms 8-K, 10-Q and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by the Company to its stockholders, review and implementation of any share purchase programs authorized by the Board of Directors and maintaining or overseeing the maintenance of the books and records of the Company as required under the 1940 Act and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for the proper operation of the Company. In addition, the Administrator will assist the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and the printing and dissemination of reports to stockholders of the Company, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

Pursuant to the Administration Agreement, in full consideration of the provision of the services of the Administrator, the Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Company’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Company’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Company. For the avoidance of doubt, the Company will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or its affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Board of Directors will periodically receive and review information regarding the allocation of such reimbursable expenses and will consider whether such allocations are fair and reasonable. Additionally, the Company will bear all of the costs and expenses of any sub-administration agreements entered into by the Administrator.

The Board of Directors approved the Administration Agreement on November 19, 2020, on the basis that it (i) is in the best interests of the Company and its stockholders; (ii) provides for services that are required for the Company’s operations; and (iii) provides for fees that are fair and reasonable.

Operating Expenses

The Company will generally be responsible for all operating expenses of the Company (“Operating Expenses”).

Each of the Advisor and the Administrator, as applicable and except as noted elsewhere in this Registration Statement, will be responsible for, without reimbursement by the Company, all of its own day-to-day operating expenses, such as compensation of its professional staff and the cost of office space, office supplies, communications, utilities and other such normal overhead expenses. The Advisor will also be responsible for all legal, filing and other fees and expenses incurred in connection with the Advisor’s registration and compliance with the Advisers Act and any related foreign laws, including: (i) all fees and expenses related to registration as an investment adviser under the Advisers Act and any related foreign laws, and the maintenance of such registration, and (ii) all fees and costs relating to the filing of the Form ADV of the Advisor (provided, that any compliance fees and costs that relate directly to the affairs of the Company (and not BlackRock-managed entities generally), including (but not limited to) costs of custodians and foreign registrations, will be expenses of the Company). For the avoidance of doubt, Operating Expenses will be borne by the Company and will not be considered administrative and overhead expenses of the Advisor or the Administrator.

Regulation

The Company has filed an election to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors or co-advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that the Company may not change the nature of the Company’s business so as to cease to be, or to withdraw the Company’s election as, a BDC unless approved by a majority of the Company’s outstanding voting securities, which is defined in the 1940 Act as the lesser of a majority of the outstanding voting securities or 67% or more of the securities voting if a quorum of a majority of the outstanding voting securities is present.

The Company may invest up to 100% of its assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, the Company may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.

The Company may acquire securities issued by other investment companies in accordance with the limits of the 1940 Act and the rules and regulations promulgated thereunder. The Company generally may acquire up to 3% of the voting stock of any investment company, may invest in up to 5% of the value of its total assets in the securities of one investment company and may invest up to 10% of the value of its total assets in the securities of more than one investment company. Subject to certain exemptive rules, including, when it becomes effective, Rule 12d1-4, which was recently adopted by the SEC, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With regard to that portion of the Company’s portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject stockholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of the Company’s investment policies are fundamental and any may be changed without stockholder approval.

Exemptive Order. The Advisor and the Company believe that, in certain circumstances, it may be in the Company’s best interests to be able to co-invest with registered funds, unregistered funds and business development companies managed now or in the future by the Advisor and its affiliates in order to be able to participate in a wider range of transactions. Currently, SEC regulations and interpretations would permit the Company to co-invest with registered and unregistered funds that are affiliated with the Advisor in publicly traded securities and also in private placements where (i) the Advisor negotiates only the price, interest rate and similar price-related terms of the securities and not matters such as covenants, collateral or management rights and (ii) each relevant account acquires and sells the securities at the same time in pro rata amounts (subject to exceptions approved by compliance personnel after considering the reasons for the requested exception). Such regulations and interpretations also permit the Company to co-invest in other private placements with registered investment funds affiliated with the Advisor in certain circumstances, some of which would require certain findings by the Company’s directors who are not “interested persons” of the Advisor, BlackRock or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”) and the independent directors of each other eligible registered fund. However, current SEC regulations and interpretations would not permit co-investment by the Company with unregistered funds affiliated with the Advisor in private placements where the Advisor negotiates non-pricing terms such as covenants, collateral and management rights. Accordingly, under current SEC regulations, in the absence of an exemption the Company may be prohibited from co-investing in certain private placements with any unregistered fund or account managed now or in the future by the Advisor or its affiliates.

The Advisor and various funds managed by the Advisor have received an exemption from such regulations. Under the SEC order granting such exemption, each time the Advisor proposes that an unregistered fund, business development company or registered fund acquire private placement securities that are suitable for the Company, the Advisor will prepare a recommendation as to the proportion to be allocated to the Company taking into account a variety of factors such as the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations. The Company’s Independent Directors will review the proposed transaction and may authorize co-investment by the Company of up to its pro rata amount of such securities based on its total available capital if a majority of them conclude that: (i) the transaction is consistent with the Company’s investment objective and policies; (ii) the terms of co-investment are fair to the Company and stockholders and do not involve overreaching; and (iii) participation by the Company would not disadvantage the Company or be on a basis different from or less advantageous than that of the participating unregistered accounts and other registered funds. If the Advisor determines that the Company should not participate in the co-investment opportunity that would otherwise be suitable in light of the Company’s investment objective, this determination must also be submitted to the Independent Directors for their approval. The directors may also approve a lower amount or determine that the Company should not invest. The directors may also approve a higher amount to the extent that other accounts managed by the Advisor decline to participate. In addition, private placement follow-on investments and disposition opportunities must be made available in the same manner on a pro rata basis and no co-investment (other than permitted follow-on investments) is permitted where the Company, on the one hand, or any other account advised by the Advisor or an affiliate, on the other hand, already hold securities of the issuer.

The Advisor and its affiliates may spend substantial time on other business activities, including investment management and advisory activities for entities with the same or overlapping investment objectives, investing for their own account with the Company, financial advisory services (including services for entities in which the Company invests), and acting as directors, officers, creditor committee members or in similar capacities. Subject to the requirements of the 1940 Act, the Advisor and its affiliates and associates intend to engage in such activities and may receive compensation from third parties for their services. Subject to the same requirements, such compensation may be payable by entities in which the Company invests in connection with actual or contemplated investments, and the Advisor may receive fees and other compensation in connection with structuring investments which they will share.

The Advisor and its partners, officers, directors, stockholders, members, managers, employees, affiliates and agents may be subject to certain potential or actual conflicts of interest in connection with the activities of, and investments by, the Company.

No-Action Relief from Registration as a Commodity Pool Operator. The Company is relying on a no-action letter (the “No-Action Letter”) issued by the staff of the Commodity Futures Trading Commission (the “CFTC”) as a basis to avoid registration with the CFTC as a commodity pool operator (“CPO”). The No-Action Letter allows an entity to engage in CFTC-regulated transactions (“commodity interest transactions”) that are “bona fide hedging” transactions (as that term is defined and interpreted by the CFTC and its staff), but prohibit an entity from entering into commodity interest transactions if they are non-bona fide hedging transactions, unless immediately after entering such non-bona fide hedging transaction (a) the sum of the amount of initial margin deposits on the entity’s existing futures or swaps positions and option or swaption premiums does not exceed 5% of the market value of the entity’s liquidation value, after taking into account unrealized profits and unrealized losses on any such transactions, or (b) the aggregate net notional value of the entity’s commodity interest transactions would not exceed 100% of the market value of the entity’s liquidation value, after taking into account unrealized profits and unrealized losses on any such transactions. The Company is required to operate pursuant to these trading restrictions if it intends to continue to rely on the No-Action Letter as a basis to avoid CPO registration.

Other. The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with the Company’s affiliates without the prior approval of the Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

The Company is subject to periodic examination by the SEC for compliance with the 1940 Act.

The Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to the Company or stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Company and the Advisor are required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to the Company’s proposed business are the following:

•	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and satisfies either of the following:

◦	has a market capitalization of less than $250.0 million or does not have any class of securities listed on a national securities exchange; or

◦	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company which the Company controls.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Asset Coverage Requirement

Under Section 61(a) of the 1940 Act, a BDC is generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. Provided that a BDC meets certain disclosure requirements and obtains certain approvals, the asset coverage requirement applicable to such BDC is reduced from 200% to 150%. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

In accordance with the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 200% after such borrowing.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although reliance on other investors may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its Advisor, directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Taxation of the Company

We intent to elect to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Code. To qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90 percent of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50 percent of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of our total assets and not more than 10 percent of the outstanding voting securities of such issuer, and (ii) not more than 25 percent of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other RICs) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. The Code provides for certain exceptions to the foregoing diversification requirements. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We monitor our transactions to endeavor to prevent our disqualification as a RIC.

If we fail to satisfy the 90% annual gross income requirement or the asset diversification requirements discussed above in any taxable year, we may be eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the asset diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate-level U.S. federal income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% annual gross income requirement or the asset diversification requirements discussed above.

As a RIC, in any taxable year with respect to which we timely distribute at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gain over net long-term capital loss and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long-term capital gain in excess of short-term capital loss) that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income on a timely basis. To the extent that we retain our net capital gain for investment or any investment company taxable income, we will be subject to U.S. federal income tax at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

Certain amounts not distributed during a calendar year are subject to a nondeductible four percent U.S. federal excise tax payable by us. To avoid this tax, we would need to distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

(1) at least 98 percent of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

(2) at least 98.2 percent of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

(3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the four percent federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

If, in any particular taxable year, we do not satisfy the Annual Distribution Requirement or otherwise were to fail to qualify as a RIC (for example, because we fail the 90% annual gross income requirement described above), and relief is not available as discussed above, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions generally will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

As a RIC, we are permitted to carry forward a net capital loss realized in a taxable year to offset capital gain indefinitely. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund-level U.S. federal income tax, regardless of whether they are distributed to stockholders. Accordingly, we do not expect to distribute any such offsetting capital gain.

Brokerage Allocations and other Practices

Decisions to buy and sell securities and bank debt for the Company and decisions regarding brokerage commission rates are made by the Advisor. Transactions on stock exchanges involve the payment by the Company of brokerage commissions. In certain instances, the Company may make purchases of underwritten issues at prices which include underwriting fees.

In selecting a broker to execute each particular transaction, the Advisor will take the following into consideration: the best net price available; the reliability, integrity and financial condition of the broker; the size and difficulty in executing the order, and the value of the expected contribution of the broker to the investment performance of the Company on a continuing basis. Accordingly, the cost of the brokerage commissions to the Company in any transaction may be greater than that available from other brokers if the difference is reasonably justified by other aspects of the portfolio execution services offered. The extent to which the Advisor makes use of statistical, research and other services furnished by brokers may be considered by the Advisor in the allocation of brokerage business, but there is not a formula by which such business is allocated. The Advisor does so in accordance with its judgment of the best interests of the Company and its stockholders.

One or more of the other investment funds or accounts which the Advisor manages may own from time to time some of the same investments as the Company. When two or more companies or accounts seek to purchase or sell the same securities, the securities actually purchased or sold and any transaction costs will be allocated among the companies and accounts on a good faith equitable basis by the Advisor in its discretion in accordance with the accounts’ various investment objectives, subject to the allocation procedures adopted by the Board of Directors related to privately placed securities (including an implementation of any co-investment exemptive relief obtained by the Company and the Advisor). In some cases, this system may adversely affect the price or size of the position obtainable for the Company. In other cases, however, the ability of the Company to participate in volume transactions may produce better execution for the Company. It is the opinion of the Board of Directors that this advantage, when combined with the other benefits available due to the Advisor’s organization, outweighs any disadvantages that may be said to exist from exposure to simultaneous transactions.

Codes of Ethics

The Company adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to this Registration Statement, and is available on the IDEA Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

The Company has delegated proxy voting responsibility to the Advisor. A summary of the Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the Advisor and the Company’s non-interested directors, and, accordingly, are subject to change.

The Advisor is registered under the Advisers Act and has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Advisor votes proxies relating to the Company’s portfolio securities in the best interest of stockholders. The Advisor reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on the Company’s investments. Although it generally votes against proposals that may have a negative impact on the Company’s investments, it may vote for such a proposal if there are compelling long-term reasons to do so.

The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of the Company’s investments. To ensure that the Company’s vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to the Advisor any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are generally prohibited from revealing how the Company intends to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how the Company voted proxies by making a written request for proxy voting information to the Company, 2951 28th Street, Santa Monica, California 90405, Attention: Investor Relations.

Privacy Principles

The Company is committed to maintaining the privacy of stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information the Company collects, how the Company protects that information and why, in certain cases, the Company may share information with select other parties.

The Company does not disclose any non-public personal information about stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

The Company restricts access to non-public personal information about stockholders to employees of the Advisor and its affiliates with a legitimate business need for the information. The Company maintains physical, electronic and procedural safeguards designed to protect the non-public personal information of stockholders.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. While certain of these requirements are not applicable to the Company (see “—JOBS Act”), many of these requirements affect the Company. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, the Company’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

•	Pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, Company management must prepare a report regarding its assessment of internal control over financial reporting; and

•	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, the Company’s periodic reports must disclose whether there were significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Company to review its current policies and procedures to determine whether the Company complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Company is in compliance therewith.

JOBS Act

The Company currently is and expects to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:

•	The last day of the Company’s fiscal year in which the fifth anniversary of an initial public offering of shares of common stock occurs;

•	The end of the fiscal year in which the Company’s total annual gross revenues first exceed $1.0 billion;

•	The date on which the Company has, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•	The last day of a fiscal year in which the Company (1) has an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of the Company’s most recently completed second fiscal quarter and (2) has been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Act, the Company is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, until such time as the Company ceases to be an emerging growth company and becomes an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in the Company’s internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. The Company therefore is subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, our Code of Ethics and our SOX Code of Ethics. Requests for copies should be addressed to: BlackRock Direct Lending Corp., 2951 28th Street, Suite 1000, Santa Monica, CA 90405, Attention: Investor Relations. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Compliance Policies and Procedures

We and the Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for their administration. Charles Park currently serves as our chief compliance officer.

Item 1A. Risk Factors

An investment in the Company’s common stock is speculative and includes a high degree of risk, including the risk of a total loss of capital. Shares of our common stock are, and our investments will likely be, illiquid and subject to significant restrictions on transfer. Investors should be aware that they may be required to bear the risks associated with such investments for an indefinite period of time. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.

Events outside of our control, including public health crises, may negatively affect the results of our operations.

As of the filing date of this Annual Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19.” COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and resulted in a global economic recession.

Many states have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic. This increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as that of companies in which we invest, could be materially adversely affected by a prolonged recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

•	inability of the Company to accurately or reliably value its portfolio;

•	inability of the Company to comply with certain asset coverage ratios;

•	inability of the Company to pay any dividends and distributions or service its debt;

•	inability of the Company to maintain its status as a RIC under the Code;

•	increased risk of default or bankruptcy by the companies in which we invest;

•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•	reduced economic demand resulting from changes in consumer behavior, mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;

•	limited availability of new investment opportunities; and

•	general threats to the Company’s ability to continue investment operations and to operate successfully as a business development company.

Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, the Advisor instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Because the COVID-19 pandemic is an unprecedented event in modern history, the duration and magnitude of its impacts are unknown. While the Advisor believes that it can pursue its investment strategy during this pandemic, there is no assurance that the Company’s investment objective will be achieved. Further, if a future pandemic occurs (including a recurrence of COVID-19) during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Term. Investors should be aware that developments regarding COVID-19 and the economic impact thereof (both long-term and short-term) are changing rapidly and the Advisor cannot predict the potential long-term effects of the pandemic on the Company and its investments.

We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Stockholders will have no authority to make decisions or to exercise business discretion on behalf of the Company, and will not have the opportunity to evaluate fully for themselves the relevant economic, financial and other information regarding the Company’s investments. Stockholders are dependent on the judgment and abilities of the Advisor. Accordingly, no potential purchaser of shares of the Company’s common stock should purchase such shares unless such purchaser is willing to entrust the management of the investments of the Company to the Advisor.

The Company’s performance will depend in large part upon the skill and expertise of the team of investment professionals managing the Company’s portfolio. The future performance of the Company depends on the continued service of such persons. The departure of any of the investment professionals of the Advisor may have an adverse effect on the profits of the Company.

Success of the Company’s investments depends on complex legal and financial analysis.

The level of analytical sophistication, both financial and legal, necessary for successful investment in the Company’s investments is unusually high. There is no assurance that the Advisor will correctly judge the nature and magnitude of the many factors that could affect the prospects for successful Company investments.

Investment analyses and decisions may be undertaken on an expedited basis in order for the Company to take advantage of available investment opportunities. In such cases, the information available at the time of an investment decision may be limited, and the Advisor may not have access to the detailed information necessary for a thorough evaluation of the investment opportunity. Further, the Advisor may have to conduct its due diligence activities over a very brief period.

Shares of our common stock are not insured or guaranteed by any person or entity.

The Company will have no substantial assets other than the Company’s investments. In the event of the dissolution of the Company or otherwise, if the proceeds of the Company’s assets are insufficient to repay capital contributions made to the Company by the stockholders, no other assets will be available for the payment of any deficiency. Neither the Advisor nor its affiliates has any liability for the repayment of capital contributions made to the Company by the stockholders. Stockholders could experience a total loss of their investment in the Company.

Shares of our common stock are subject to restrictions on transfer.

Our shares of common stock are not registered under the securities laws of any jurisdiction and therefore are subject to restrictions on transfer under the Securities Act and any similar U.S. state or non-U.S. laws, as applicable. The Company has no plans, and is under no obligation, to register the common stock under the Securities Act. Shares of our common stock may not be transferred, assigned, pledged or otherwise disposed of without the prior written consent of the Company. Shares of our common stock may be transferred only to other qualified investors. The Company may, in its discretion, choose not to permit a transfer of shares of its common stock to the extent that such transfer would create a risk that the assets of the Company could be deemed to be “plan assets” within the meaning of the regulation promulgated by the United States Department of Labor at 29 C.F.R. Section 2510.3-101 (as modified by Section 3(42) of ERISA), which assets are subject to Title I of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended. Consequently, a stockholder cannot expect to liquidate its investment readily and must bear the economic risk of its investment for an indefinite period of time.

We cannot assure you that a trading market for our common stock will develop or be maintained.

No public trading market exists for our commons stock, and it is possible that none develops. Neither the Advisor, any placement agent nor any other person is under any obligation to make a market in the Company’s common stock. Consequently, a purchaser must be prepared to hold such shares for an indefinite period of time or until the termination date of the Company. In addition, shares of our common stock are subject to certain transfer restrictions and can only be transferred to certain transferees as described herein. Such restrictions on the transfer of the shares may further limit the liquidity of our common stock.

Stockholders will not have any direct interests in our investments.

The offering of shares of our securities does not constitute a direct or indirect offering of interests in the Company’s investments. Stockholders will have no direct interest in the Company’s investments and generally will have no voting rights in, or standing or recourse against, any of the Company’s investments. Moreover, none of the stockholders will have the right to participate in the control, management or operations of any of the Company’s investments, or have any discretion over the management of any of the Company’s investments by reason of their investment in the Company.

A stockholder default could have adverse consequences on the Company.

If a stockholder fails to make a required capital contribution to the Company on its due date, there could be a material adverse effect on the Company’s business, financial condition and results of operations, including an inability to fund its investment obligations, make appropriate distributions to stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. In particular, the Company may be excluded from participating in certain investments. In addition, the Company may become subject to damages for breach of contract in respect of planned investments, or may need to sell assets, the proceeds of which may be used to offset such shortfall. The Company will bear and be responsible for all damages and losses directly incurred by the Company as a result of such default, which damages and losses may be significant. Any single defaulting stockholder could cause substantial costs to be incurred by the Company if such default causes the Company to fail to meet its contractual obligations or if the Company must pursue remedial action against such stockholder. As a result, the Company’s ability to complete its investment program or otherwise to continue operations may be substantially impaired if a stockholder defaults, which may materially adversely affect the returns to the stockholders.

Stockholders may receive confidential information.

Subject to the exceptions set forth in the subscription agreement, stockholders will be required to keep confidential all non-public information relating to the Company and its affairs (including applicable communications from the Company and/or the Advisor). Subject to the applicable reporting obligations and informational requirements under the Exchange Act and applicable state law, in order to protect the sensitive nature of certain non-public information, the Company or the Advisor may keep confidential and not provide to stockholders information concerning an investment that it deems necessary or in the best interests of the Company. In addition, subject to the applicable reporting obligations and informational requirements under the Exchange Act and applicable state law, the Company and/or the Advisor may keep confidential from stockholders any such information the disclosure of which (i) the Company, the Advisor or any of their respective affiliates is required by law, agreement or otherwise to keep confidential; or (ii) the Company and/or the Advisor reasonably believes may have an adverse effect on (a) the ability to entertain, negotiate or consummate an investment or potential investment; (b) the Company, the Advisor or any of their respective affiliates; or (c) any person that is the subject of any investment or potential investment. With respect to any stockholder that is subject to, or believes that it is subject to, any “freedom of information,” “sunshine” or other law, rule or regulation that imposes upon such stockholder an obligation to make certain information available to the public, the Company will request confidential treatment, to the maximum extent permitted under such law, rule or regulation, of all non-public information provided to such stockholder. Each stockholder will agree not to release any non-public information pursuant to any law, rule or regulation, including any “freedom of information,” “sunshine” or similar law, without, to the maximum extent permitted by applicable law, first giving the Company at least 30 days’ notice and providing the Company with its reasonable cooperation in contesting, eliminating or otherwise mitigating the obligation to make such release.

Our investments are risky and highly speculative, and we could lose all or part of our investment.

General. The Company’s investments may be risky, and stockholders could lose all or part of their investment. The Advisor will have broad discretion in making investments for the Company. The Company’s investments will generally consist of debt obligations and other securities and assets that present significant risks as a result of business, financial, market and legal uncertainties. There can be no assurance that the Advisor will correctly evaluate the nature and magnitude of the various factors that could affect the value of and return on the Company’s investments. Prices of the Company’s investments may be volatile, and a variety of other factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of the Company’s investments. The Company’s performance over a particular period may not necessarily be indicative of the results that may be expected in future periods. Similarly, the past performance of the Advisor and its affiliates may not necessarily be indicative of the results the Advisor may be able to achieve with the Company’s investments. While the Advisor expects to focus primarily on privately-originated, performing senior secured debt primarily in issuers headquartered in North America in making its investments, the Advisor has broad discretion to invest as it determines, consistent with the investment objective of the Company, and no stockholder approval is required for any investment the Company may make. Furthermore, the Advisor may invest in products or use investment techniques, including financial instruments that have not yet been designed or have not yet become prevalent in the market. Any such instruments or techniques may subject the Company to additional risks. In addition, because the Company’s investments will be actively managed, frequent purchases and sales of investments may result in higher transaction costs to the Company, which costs will decrease the value of the Company’s common stock.

General Risks of Secured Loans. Loans held by the Company may be secured. While secured loans purchased by the Company will often intend to be over-collateralized, the Company may be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. The Company cannot guarantee the adequacy of the protection of the Company’s interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, the Company cannot assure that claims may not be asserted that might interfere with enforcement of the Company’s rights. In the event of a foreclosure, the Company or an affiliate of the Company may assume direct ownership of the underlying asset. The liquidation proceeds upon sale of such asset may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to the Company. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Unsecured Loans Risk. While the Company is expected to focus primarily on secured loans, the Company may hold unsecured loans. Unsecured loans have lower priority in right of payment to any higher ranking obligations of the borrower and are not backed by a security interest in any specific collateral. They are subject to risk that the cash flow of the borrower and available assets may be insufficient to meet scheduled payments after giving effect to any higher ranking obligations of the borrower. Unsecured loans are expected to have greater price volatility than senior loans and secured loans and may be less liquid. There is also a possibility that originators will not be able to sell participations in unsecured loans, which would create greater credit risk exposure.

Second Lien Loans Risk. Second lien loans are subject to the same risks associated with investment in senior loans. However, second lien loans are second in right of payment to senior loans and therefore are subject to additional risk that the cash flow of the borrower and any property securing the loan may be insufficient to meet scheduled payments after giving effect to the senior secured obligations of the borrower. Second lien loans are expected to have greater price volatility than senior loans and may be less liquid. There is also a possibility that originators will not be able to sell participations in second lien loans, which would create greater credit risk exposure. In the event of default on a “second lien” loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for the second priority lien holder, which would therefore result in a loss of investment to the Company.

Borrower Fraud. Of paramount concern when investing in loans is the possibility of material misrepresentation or omission on the part of borrower. Such inaccuracy or incompleteness may adversely affect, among other things, the valuation of the collateral underlying the loans or may adversely affect the ability of the Company to perfect or effectuate a lien on the collateral securing the loan. The Company will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness. While the Company will conduct due diligence with respect to the collateral before investing, including obtaining appraisals of inventory values from independent sources, and will seek to obtain appropriate monitoring rights, there can be no assurance that the Advisor will detect representational borrower fraud or inaccuracy or that the Company’s investments will not be adversely affected by such fraud or inaccuracy.

Equity Securities. The Company will also be permitted to invest in common and preferred stock and other equity securities, including both public and private equity securities. Equity securities generally involve a high degree of risk and will be subordinate to the debt securities and other indebtedness of the issuers of such equity securities. Prices of equity securities generally fluctuate more than prices of debt securities and are more likely to be affected by poor economic or market conditions. In some cases, the issuers of such equity securities may be highly leveraged or subject to other risks such as limited product lines, markets or financial resources. In addition, some of these equity securities may be illiquid. Because of perceived or actual illiquidity or investor concerns regarding leveraged capitalization, these securities often trade at significant discounts to otherwise comparable investments or are not readily tradable. These securities generally do not produce current income for the Company and may also be speculative. The Company may experience a substantial or complete loss on individual equity securities.

Preferred Stock Risk. To the extent that the Company invests in preferred securities, there are special risks, including:

Deferral. Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If the Company owns a preferred security that is deferring its distributions, the Company may be required to report income for tax purposes although the Company has not yet received such income.

Subordination. Preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than more senior debt instruments.

Liquidity. Preferred securities may be substantially less liquid than many other securities, such as common stocks or U.S. Government securities.

Limited Voting Rights. Generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board. Generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

Mezzanine Investments. Mezzanine investments of the type in which the Company intends to invest are primarily privately negotiated subordinated debt and equity securities issued in connection with leveraged transactions, such as management buyouts, acquisitions, refinancings, recapitalizations and later stage growth capital financings, and are generally rated below investment-grade. Mezzanine investments may also include investments with equity participation features such as warrants, convertible securities, senior equity investments and common stock. Such mezzanine investments may be issued with or without registration rights. Mezzanine investments may be subject to risks associated with illiquid investments, since there will usually be relatively few holders of any particular mezzanine investment. Similar to other high yield securities, maturities of mezzanine investments are typically seven to ten years, but the expected average life is significantly shorter at three to five years due to prepayment rights. Mezzanine investments are usually unsecured and subordinate to other obligations of the issuer. Mezzanine investments share all of the risks of other high yield securities and are often even more subordinated than other high yield debt, as they often represent the most junior debt security in an issuer’s capital structure.

Risks Associated with Investments in Small to Medium Capitalization Companies. The Company may invest a portion of its assets in the securities of companies with small-to medium-sized market capitalizations. While the Advisor believes these investments often provide significant potential for appreciation, those securities, particularly smaller-capitalization securities, involve higher risks in some respects than do investments in securities of larger companies. For example, prices of such securities are often more volatile than prices of large-capitalization securities. In addition, due to thin trading in some such securities, an investment in these securities may be more illiquid than that of larger capitalization securities.

Undervalued Assets. The Company will seek to invest in undervalued assets. The identification of investment opportunities in undervalued assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. The Company may be forced to sell, at a substantial loss, assets identified as undervalued, if they are not in fact undervalued. In addition, the Company may be required to hold such assets for a substantial period of time before realizing their anticipated value. During this period, a portion of the Company’s capital would be committed to these assets purchased, potentially preventing the Company from investing in other opportunities.

General Credit Risks of Debt Obligations. Debt portfolios are subject to credit and interest rate risks.

a.	“Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and debt obligations which are rated by rating agencies are often reviewed by such agencies and may be subject to downgrade.

b.	“Interest rate risk” refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of the Company’s common stock and the Company’s rate of return on invested capital. An increase in interest rates could decrease the value of any investments held by the Company that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase the Company’s interest expense, thereby decreasing its net income. In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). This risk will be greater for long-term securities than for short-term securities. Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Company may attempt to minimize the exposure of the portfolios to interest rate changes through the use of interest rate swaps, interest rate futures, interest rate options and/or other hedging strategies. However, there can be no guarantee that the Advisor will be successful in mitigating the impact of interest rate changes on the portfolios. Factors that may affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. In particular, the United States Federal Reserve has begun raising interest rates and has indicated its intention to continue raising interest rates in the near to medium term. In addition, various other central banks (including the European Central Bank) have begun or have signaled their intention to begin to taper the quantitative easing or “QE” programs instituted following the global financial crisis. These QE programs maintained interest rates at historically low levels, and the tapering of these programs is expected to result in rising interest rates, which could impact the availability of attractive financing to the Company and its portfolio companies. Although in general central banks are expected to seek to increase interest rates gradually, the United States Federal Reserve has raised interest rates more quickly than some had forecasted, and there is no guarantee that interest rates will in fact be raised gradually. There may be significant unexpected movements in interest rates, including as central banks unwind QE programs, which movements could have adverse effects on portfolio companies and the economy as a whole. In light of the foregoing, and more generally, the Company expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other, which could adversely affect their performance.

In addition, to the extent that the Company may be leveraged, movements in the level of interest rates may affect the returns from these assets more significantly than other assets in some instances. The structure and nature of the debt encumbering an investment may therefore be an important element to consider in assessing the interest risk of the investment. In particular, the type of facilities, maturity profile, rates being paid, fixed versus variable components and covenants in place (including the manner in which they affect returns to equity holders) are crucial factors in assessing any interest rate risk.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Various social and political tensions in the United States and around the world may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause further economic uncertainties in the United States and worldwide. The Advisor does not know when or for how long the financial markets will be affected by such events and cannot predict the effects of any such events in the future on the U.S. economy and securities markets.

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases (including coronavirus) in certain parts of the world, terrorist attacks in the United States and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, such as Venezuela and Spain, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.

The current political climate has intensified concerns about a potential trade war between China and the United States, as each country has recently imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty regarding the impact of the United Kingdom’s departure from the European Union could negatively impact our business, financial condition and earnings.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, and the United Kingdom remained in the European Union’s customs union and single market until December 31, 2020 (the “Transition Period”). The United Kingdom and the European Union agreed a Trade and Cooperation Agreement on December 24, 2020 (the “TCA”), which is intended to be operative from the end of the Transition Period. The TCA was ratified by the United Kingdom on December 30, 2020 and is expected to come into full force in February 2021 once relevant European Union institutions have also ratified the TCA. Until then, the TCA governs the United Kingdom’s relationship with the European Union on an interim basis. While the TCA regulates a number of important areas, significant parts of the United Kingdom economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the United Kingdom’s economy. A number of issues, particularly in relation to the financial services sector, remain to be resolved through further bilateral negotiations, which are currently expected to begin in the early part of 2021. As a result, the new relationship between the United Kingdom and the European Union could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the United Kingdom and European economies, prejudice to financial services businesses that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

The Company is operating in a period of significant market, economic and geopolitical uncertainty and instability and a rapidly changing investment environment. Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity and increased credit risk, as well as less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. Beginning in the fourth quarter of 2008, world financial markets experienced extraordinary market conditions, including, among other things, extreme losses and volatility in securities markets and the dislocation of credit markets. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these European Union “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint European Union-International Monetary Company European Financial Stability Facility in May 2010, and expanded financial assistance to Greece, uncertainty over the outcome of the European Union governments’ financial support programs and worries about sovereign finances persist. During 2011, a variety of macro and micro economic factors contributed to instability in the financial markets in the U.S. and in other jurisdictions worldwide. These factors include, but are not limited to, certain downgrades by credit agencies of sovereign debt and credit ratings, including the downgrade by Standard and Poor’s of the credit rating of the United States, strained political processes relating to the market for sovereign debt, fluctuations in prices for certain commodities and concerns about economic growth and political stability. The shock to the global financial markets and the resulting instability in the developed global economies have increased the volatility of asset values and the risks of doing business generally, both of which are expected to continue in the short, medium and long terms. In addition, the rapid and uncontrolled spread of COVID-19 has significantly overwhelmed existing healthcare infrastructure in many locations and prompted governmental responses and economic shutdowns of unprecedented scale. It is anticipated that the COVID-19 pandemic may result in a significant and prolonged reduction in global economic activity that may lead to a significant decrease in available liquidity and significant increases in unemployment and financial instability across most of the world, which will exacerbate existing vulnerabilities in the credit markets and in local, state and global economies and cause vulnerabilities and acute stresses in areas that were not previously apparent or identifiable.

The already challenged global economic and political environment may be adversely affected by events outside the Company’s control, such as changes in government policies, directives in the credit sector and other areas, the impact of the COVID-19 pandemic and resulting increase in sovereign debt, political instability, terrorist attacks, social unrest and rioting or military action affecting areas abroad and taxation and other political, economic or social developments in or affecting the world. Policymakers in many advanced economies have publicly acknowledged the need to urgently adopt credible strategies to contain public debt and excessive fiscal deficits and later bring them down to more sustainable levels, which pressures may be acutely present in following of the conclusion of stimulus measures introduced or expected to be introduced in response to the COVID-19 pandemic. The implementation of these policies may restrict economic recovery.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the ability of the Company’s portfolio company to meet its obligations under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of the Company’s portfolio companies were to go bankrupt, even though the Company or one of its affiliates may have structured its interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which the Company or one of its affiliates actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize the Company’s debt holding as equity and subordinate all or a portion of the Company’s claim to claims of other creditors.

The Advisor cannot predict how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the Company, the global economy and the global securities markets. An investment in the Company may not be appropriate for all prospective investors. A prospective investor should carefully consider his or her ability to assume these risks before making an investment in the Company.

We may invest in “covenant-lite” loans, which could have limited investor protections.

Although the Advisor generally expects the transaction documentation of some portion of the Company’s investments to include covenants and other structural protections, a portion of the Company’s investments may be composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Company’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan. In addition, in the current economic environment, the market prices of covenant-lite loans may be depressed.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

To the extent any portion of the Company’s investments may be in securities of non-U.S. companies in order to provide diversification or to complement the Company’s U.S. investments, the Company may be exposed to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed.

Although it is anticipated that most of the Company’s investments will be denominated in U.S. dollars, its investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Company may employ hedging techniques to minimize these risks, but it can offer no assurance that it will, in fact, hedge currency risk or, that it does, that such strategies will be effective. As a result, a change in currency exchange rates may adversely affect the Company’s profitability.

The lack of liquidity in our investments may adversely affect our business.

The Company may invest in securities, loans, derivatives or other assets, for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on the transfer of such assets and will generally less liquid than publicly traded securities.

The market value of the Company’s investments will fluctuate due to a variety of factors that are inherently difficult to predict including, among other things, changes in market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets, prevailing credit spreads, domestic or international economic or political events, and the financial condition of the issuers of the Company’s investments. In addition, the lack of an established, liquid secondary market for many of the Company’s investments may have an adverse effect on the market value of the Company’s investments and on the Company’s ability to dispose of them. Therefore, no assurance can be given that, if the Company is determined to dispose of a particular investment, it could dispose of such investment at the previously prevailing market price. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which the Company had previously recorded its investments.

The sale of illiquid assets and restricted securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or in the over-the-counter markets. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. Moreover, during periods when the market for such assets is illiquid, the Advisor and any placement agent, as applicable, may not be able to efficiently dispose of or accurately determine the value of the Company’s investments in such assets, in which case distributions may be delayed.

A portion of the Company’s investments will consist of securities that are subject to restrictions on resale by the Company for reasons including that they were acquired in a “private placement” transaction or that the Company is deemed to be an affiliate of the issuer of such securities. Generally, the Company will be able to sell such securities without restriction to other large institutional investors but may be restrained in its ability to sell them to other investors. If restricted securities are sold to the public, the Company may be deemed to be an underwriter or possibly a controlling person with respect thereto for the purposes of the Securities Act and be subject to liability as such under the Securities Act.

The Advisor or its affiliates may, from time to time, possess material non-public information, limiting the Advisor’s investment discretion. The Advisor’s investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which the Company invests. In the event that material non-public information is obtained with respect to such companies, or the Company became subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law, the Company could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Company and, consequently, your interests as an investor.

Our assets may be difficult to value.

Investments made by the Advisor for which market quotations are not readily available will be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material, and, as a result, there may be uncertainty regarding the value of the Company’s portfolio investments. The Company’s net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

We have a limited operating history.

The Company is a newly organized entity and has a limited prior operating history. Accordingly, the Company has no significant performance history for a prospective investor to consider. Although the Advisor and its investment professionals have significant experience in the types of investment activities in which the Company proposes to engage, the nature of, and risks associated with, the Company’s future investments may differ significantly from those professionals’ experience.

We are dependent on key personnel of the Advisor.

The success of the Company will be highly dependent on the financial and managerial expertise of the Advisor and its personnel. The loss of one or more voting members could have a material adverse effect on the performance of the Company. Although the Advisor will devote a significant amount of its efforts to the Company’s portfolio, it actively manages investments for other clients and investment professionals are not required to (and will not) devote all of their time to the Company’s portfolio.

We may expose ourselves to risks if we engage in hedging transactions.

The Advisor is authorized to use various investment strategies such as short sales and derivative transactions to hedge interest rate and currency risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. The Advisor may use any or all such types of interest rate and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate and currency hedging transactions will be a function of numerous variables, including market conditions. However, the Company may seek to acquire floating-rate assets based on the same index or currency as its floating-rate liabilities.

Although the Advisor intends to engage in interest rate and/or currency hedging transactions only for hedging and risk management purposes and not for speculation, use of interest rate and currency hedging transactions involves certain risks. These risks include (i) the possibility that the market will move in a manner or direction that would have resulted in gain for the Company had interest rate or currency hedging transactions not been utilized, in which case it would have been better had the Company not engaged in the interest rate or currency hedging transactions, (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate or currency hedging transactions utilized and (iii) potential illiquidity for the hedging instrument utilized, which may make it difficult for the Company to close out or unwind one or more interest rate or currency hedging transactions.

The Company is also authorized to enter into certain hedging and short sale transactions, referred to herein as “Defensive Hedge Transactions,” for the purpose of protecting the market value of a Company investment for a period of time without having to currently dispose of such Company investment. Such Defensive Hedge Transactions may be entered into when the Company is legally restricted from selling a Company investment or when the Company otherwise determines that it is advisable to decrease its exposure to the risk of a decline in the market value of a Company investment. There can be no assurance that the Company will accurately assess the risk of a market value decline with respect to a Company investment or enter into an appropriate Defensive Hedge Transaction to protect against such risk. Furthermore, the Company is not obligated to enter into any Defensive Hedge Transaction.

The Company may, from time to time, employ various investment programs including the use of derivatives, short sales and swap transactions. There can be no assurance that any such investment program will be undertaken successfully.

We may be exposed to risks associated with total rate of return swaps and other credit derivatives.

In addition to hedging and short sale transactions entered into for the purpose of interest rate hedging and defensive hedge transactions, the Company is also authorized to make investments in the form of hedging and short sale transactions. These investments are referred to herein as “Structured Product Transactions” and are more generally known as total rate of return swaps or credit derivatives. These transactions generally provide for the transfer from one counterparty to another of certain credit risks inherent in the ownership of a financial asset such as a bank loan or a high yield security. Such risks include, among other things, the risk of default and insolvency of the obligor of such asset, the risk that the credit of the obligor or the underlying collateral will decline or that credit spreads for like assets will change (thus affecting the market value of the financial asset). The transfer of credit risk pursuant to a credit derivative may be complete or partial, and may be for the life of the related asset or for a shorter period. Credit derivatives may be used as a risk management tool for a pool of financial assets, providing the Company with the opportunity to gain or reduce exposure to one or more reference loans or other financial assets (each, a “Reference Asset”) without actually owning or selling such assets in order, for example, to increase or reduce a concentration risk or to diversify a portfolio. Conversely, credit derivatives may be used by the Company to reduce exposure to an owned asset without selling it in order, for example, to maintain relationships with clients, avoid difficult transfer restrictions, manage illiquid assets or hedge declining credit quality of the financial asset.

The Company would typically enter into a Structured Product Transaction in order to permit the Company to realize the same or similar economic benefit of owning one or more Reference Assets on a leveraged basis. However, because the Company would not own the Reference Assets, the Company may not have any voting rights with respect to the Reference Assets, and in such cases all decisions related to the obligors on the Reference Assets, including whether to exercise certain remedies, will be controlled by the swap counterparties. In addition, the Company will not benefit from general rights applicable to the holders of the Reference Assets, such as the right to indemnity and rights of setoff. The economic performance of the Reference Assets will largely depend upon the ability of the actual lenders or holders or their agents or trustees to administer the Reference Assets. Moreover, in monitoring and enforcing the lenders’ or holders’ rights under related documentation and in consenting to or proposing amendments to the terms included in such documentation, the actual lenders or holders will not have any obligation to consider the economic interests of the Company.

Total rate of return swaps and other credit derivatives are subject to many of the same types of risks described above in “Risk Factors—Interest Rate, Currency and Investment Risk Management”; for example, in the event that the Company enters into a credit derivative with a counterparty who subsequently becomes insolvent or files for bankruptcy, the credit derivative may be terminated in accordance with its terms and the Company’s ability to realize its rights under the credit derivative could be adversely affected.

The use of leverage will significantly increase the sensitivity of the market value of the total rate of return swaps or other credit derivatives to changes in the market value of the Reference Assets. The Reference Assets are subject to the risks related to the credit of their underlying obligors. These risks include the possibility of a default or bankruptcy of the obligors or a claim that the pledging of collateral to secure a loan constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the obligors or nullified under applicable law.

In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

We may be exposed to risks associated with collateral management requirements.

Where the Company enters into an OTC derivative contract or a securities financing transaction, it may be required to pass collateral to the relevant counterparty. Collateral that the Company posts to a counterparty that is not segregated with a third-party custodian may not have the benefit of customer-protected “segregation” of such assets. Therefore in the event of the insolvency of a counterparty or broker, the Company may become subject to the risk that it may not receive the return of its collateral or that the collateral may take some time to return if the collateral becomes available to the creditors of the relevant counterparty or broker. In addition the Company is subject to the risk that it will be unable to liquidate collateral provided to it to cover a counterparty default. The Company is also subject to the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events.

Where cash collateral received by the Company is re-invested, the Company will be exposed to the risk of a failure or default of the issuer of the relevant security in which the cash collateral has been invested.

Where collateral is posted to a counterparty by way of a title transfer collateral arrangement or where the Company grants a right of re-use under a security collateral arrangement which is subsequently exercised by the counterparty, the Company will only have an unsecured contractual claim for the return of equivalent assets. In the event of the insolvency of a counterparty, the Company shall rank as an unsecured creditor and may not receive equivalent assets or recover the full value of the assets. Stockholders should assume that the insolvency of any counterparty would result in a loss to the Company, which could be material. In addition, assets subject to a right of re-use by a counterparty may form part of a complex chain of transactions over which the Company or its delegates will not have any visibility or control.

Because the passing of collateral is effected through the use of standard contracts, the Company may be exposed to legal risks such as the contact may not accurately reflect the intentions of the parties or the contract may not be enforceable against the counterparty in its jurisdiction of incorporation.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

An investment in the Company is subject to the risks of leverage to the extent that leverage is employed by the Company. Leverage arises as a consequence of borrowing money. Leverage has the effect of magnifying both gains and losses. The leverage in which the Company may engage will increase returns to stockholders if the investments held by the Company earn a greater return than expected, but will also magnify losses to stockholders if the investments held by the Company fail to earn as much as expected or operate a loss.

Subject to the restrictions on borrowings described herein, the Company may from time to time enter into loan agreements with third parties to provide working capital for the Company. The Company may borrow or use other forms of leverage on a secured or an unsecured basis for any purpose, including increasing investment capacity, covering operating expenses, making redemption or dividend payments or for clearance of transactions.

The use of leverage creates increased risk of loss and is considered a speculative investment technique. The use of leverage magnifies the potential gains and losses from an investment and increases the risk of loss of capital. Borrowing money to purchase securities may provide an opportunity for greater capital appreciation, but, at the same time, increases the Company’s exposure to capital risk and higher current expenses through interest charges, fees imposed by lenders and transaction costs. To the extent that income derived by the Company from investments purchased with borrowed funds is greater than the cost of borrowing, the Company’s income will be greater than if borrowing had not been used. Conversely, if the income from investments purchased from these sources is not sufficient to cover the cost of the leverage, the Company’s investment income will be less than if leverage had not been used, and the amount available for ultimate distribution to the holders of our securities will be reduced. The extent to which the gains and losses associated with leveraged investing are increased will generally depend on the degree of leverage employed. The Company may, under some circumstances, be required to dispose of investments under unfavorable market conditions in order to maintain its leverage, thus causing the Company to recognize a loss that might not otherwise have occurred. In the event of a sale of investments upon default under the Company’s borrowing arrangements, secured creditors will be contractually entitled to direct such sales and may be expected to do so in their interest, rather than in the interests of the holders of our common stock. Stockholders will incur losses if the proceeds from a sale in any of the foregoing circumstances are insufficient, after payment in full of amounts due and payable on leverage, including administrative expenses, to repay such holder’s investments in our common stock. As a result, you could experience a total loss of your investment. Any decrease in the Company’s revenue would cause the Company’s net income to decline more than it would have had the Company not borrowed funds and could negatively affect the Company’s ability to make distributions. The ability to service any debt that the Company has or may have outstanding depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

The Company does not generally intend to take controlling equity positions in its portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, the Company is subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in its portfolio companies, the Advisor may not be able to dispose of its investments in the event the Advisor disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.

In addition, the Company may not be in a position to control any portfolio company by investing in its debt securities. As a result, the Company is subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company’s interests as debt investors.

Board or committee participation may limit our ability to engage in certain transactions.

It is possible that the Company, through members of the Advisor’s Investment Committee, will be represented on the boards of directors or creditor committees of some of the companies in which the Company makes investments (although the Company has no obligation to seek representation on any such boards or committees). While such representation may be important to the Advisor’s investment strategy and should enhance the Advisor’s ability to manage the Company’s investments, it may also have the effect of impairing the ability of the Company to sell the related investments when, and upon the terms, it might otherwise desire, including as a result of applicable securities laws. Under its current policies, the Advisor restricts personal trading by the members of the Investment Committee and its other employees in issuers under the Advisor’s consideration or in which the Company or client accounts have an investment.

We may be exposed to risks associated with third-party litigation.

The Company’s investment activities subject it to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where the Company exercises control or significant influence over a portfolio company’s direction, including as a result of board participation. The expense of defending against claims made against the Company by third parties and paying any amounts pursuant to settlements or judgments would, to the extent that (i) the Company has not been able to protect itself through indemnification or other rights against the portfolio company or (ii) is not entitled to such protections or (iii) the portfolio company is not solvent, be borne by the Company pursuant to indemnification obligations and reduce net assets. The Advisor and others are indemnified by the Company in connection with such litigation, subject to certain conditions.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims or equitable subordination.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. While believed to be unlikely, because of the nature of certain of the Company investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the under capitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Company investments and investments in an obligor by affiliates of the Company, the Company could be subject to claims from creditors of an obligor that Company investments issued by such obligor that are held by the Company should be equitably subordinated. A significant number of Company investments are expected to involve investments in which the Company would not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company investments could arise without the direct involvement of the Company.

The Company may rely upon projections, forecasts or estimates developed by the Advisor and/or a portfolio company concerning the portfolio company’s future performance and cash flow.

Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond the Company’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the Company’s investments among different asset categories from those assumed herein; changes in the degree of leverage actually used by the Company from time to time; the degree to which the Company’s investments are hedged and the effectiveness of such hedges; and the terms of any borrowing agreements, among others. In addition, the degree of risk will be increased as a result of leveraging of the investments. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

Projections are inherently subject to uncertainty and factors beyond the control of the Advisor and the Company. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of the Company to realize projected values and cash flow.

We may face competition and potential for insufficient investment opportunities.

The investment strategy of the Company is highly competitive. The identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. Consequently, there can be no assurance that the Advisor will be able to fully invest the capital commitments or that suitable investment opportunities will be identified which satisfy the Company’s investment objective.

A reduction in market inefficiencies that provide opportunities may reduce the scope for the Company’s investment strategies. In the event that the perceived mispricings underlying the Company’s positions were to fail to converge toward, or were to diverge further from, relationships expected by the Advisor, the Company may incur a loss. Further, the investments utilized in implementing such strategies may include derivatives, such as options, that are themselves inherently volatile in the context of specific market movements.

In making investments, the Company or its affiliates compete with a broad spectrum of investors. Some of the Company’s existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company does. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to BlackRock. In addition, some of the Company’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Company. The Company cannot assure you that the competitive pressures the Company faces will not have a material adverse effect on its business, financial condition and results of operations.

We may be exposed to risks associated with brokerage and portfolio turnover.

Pursuant to the Investment Management Agreement, the Advisor has discretion to select brokers and dealers to execute transactions as agent on behalf of the Company. This discretion is subject to the approval and oversight of the Board of Directors. The Company is not committed to continue its relationship with any broker or dealer it selects for any minimum period and the Advisor may select more than one broker to act as prime broker to the Company.

In selecting brokers to effect portfolio transactions for the Company, the Advisor makes the decision on the basis of best execution and considers such factors as the ability of the brokers to effect the transactions, the brokers’ facilities, reliability and financial responsibility and the provision or payment (or the rebate to the Company for payment) of the costs of brokerage or research products or services. The Advisor need not solicit competitive bids and does not have an obligation to seek the lowest available commission cost. Accordingly, if the Advisor determines in good faith that the commissions charged by a broker are reasonable in relation to the value of the brokerage and research products or services provided by such broker, the Company may pay commissions to such broker in an amount greater than the amount another broker might charge.

Research products or services provided to the Advisor may include research reports on particular industries and companies, economic surveys and analyses, recommendations as to specific securities and other products and services (e.g., quotation equipment and expenses) and providing lawful and appropriate assistance to the Advisor in the performance of its investment decision-making responsibilities.

Commissions or “soft dollars,” if used to pay for research products or services, will fall within the safe harbor for soft dollars created by Section 28(e) of the Exchange Act, and use of “soft dollars,” if any, will comply at all times with the rules of the Financial Conduct Authority to the extent required by applicable law. Under Section 28(e), research obtained with soft dollars generated by the Company may be used by the Advisor to service accounts other than the Company. Where a product or service provides both research and non-research assistance to the

Advisor, a portion of the cost of the product or service, based upon a reasonable allocation between the two types of uses, may be paid for with soft dollars.

The Company’s securities transactions can be expected to generate brokerage commissions and other compensation, all of which the Company, not the Advisor, is obligated to pay. The Advisor has complete discretion in deciding what brokers and dealers the Company uses and in negotiating the rates of compensation the Company pays. In addition to using brokers as “agents” and paying commissions, the Company may buy or sell securities directly from or to dealers acting as principals at prices that include markups or markdowns, and may buy securities from underwriters or dealers in public offerings at prices that include compensation to the underwriters and dealers.

We may be exposed to risk associate with trade errors.

The Company may on occasion experience errors with respect to trades placed on its behalf by the Advisor. An error is generally compensable from the Advisor to the Company when it is a mistake (whether an action or inaction) in which the Advisor has, in the Advisor’s reasonable view, deviated from the applicable standard of care in managing the Company’s assets.

Trade errors (and similar errors) may occur and, subject to applicable law, the Company may be responsible for any resulting losses in the absence of the gross negligence (as determined in accordance with the laws of the State of Delaware) of the Advisor or its affiliates or personnel. Examples of such trade errors may include, without limitation, (i) the placement of orders (either purchases or sales) in excess of the amount of securities the Company intended to trade; (ii) the sale (or purchase) of a security when it should have been purchased (or sold); (iii) the purchase or sale of the wrong security; (iv) the purchase or sale of a security contrary to regulatory restrictions or the Company’s investment guidelines or restrictions; (v) incorrect allocations of trades; (vi) keystroke errors that occur when entering trades into an electronic trading system; and (vii) typographical or drafting errors related to derivatives contracts or similar agreements. Mistakes may also occur in connection with other activities that may be undertaken by the Advisor and its affiliates and personnel, such as net asset value calculation, transfer agent activities (i.e., processing subscriptions and withdrawals), fund accounting, trade recording and settlement and other matters.

The Advisor makes its determinations regarding errors pursuant to its policies on a case-by-case basis, in its discretion, based on factors it considers reasonable, including regulatory requirements and business practices. The Advisor generally will endeavor to detect trade errors prior to settlement and correct and/or mitigate them in an expeditious manner. The Advisor may also consider whether it is possible to adequately address a mistake through cancellation, reallocation of losses and gains or other means. To the extent an error is caused by a counterparty, such as a broker-dealer, the Advisor may seek to recover any losses associated with such error from the counterparty. The determination whether to seek compensation from a counterparty and whether to accept any amount in settlement of such a matter will be made by the Advisor in its sole discretion.

Compensation for Errors. When the Advisor determines that reimbursement by the Advisor is appropriate, the Company will be compensated as determined in good faith by the Advisor. The Advisor will follow its guidelines regarding these matters in light of all of the facts and circumstances related to an error. In general, compensation is expected to be limited to direct and actual losses, which may be calculated relative to comparable conforming investments, market factors and benchmarks and with reference to other factors the Advisor considers relevant. Compensation generally will not include any amounts or measures that the Advisor determines are speculative or uncertain, including potential opportunity losses resulting from delayed investment or sale as a result of correcting an error or other forms of consequential or indirect losses. In addition, losses may also be capped at the value of the actual loss, particularly when the outcome of a differing investment would in the Advisor’s view be speculative or uncertain or in light of reasonable equitable considerations.

Reprocessing Net Asset Value Errors and Compensation of Stockholders. The Advisor follows materiality guidelines to determine when individual stockholder accounts will be restated (credited or debited) in respect of particular errors, and to handle certain net asset value-related errors that occur in the Company’s operation (including, without limitation, errors made in the processing of subscriptions and withdrawals). Under these guidelines, when a compensable error by the Advisor occurs, the Advisor may reimburse the Company in an amount according to its policies without the Company reprocessing individual stockholder accounts. Reprocessing of individual stockholder accounts generally will only occur when the error is of a size that exceeds the materiality threshold for reprocessing. This means that an error below the materiality threshold may disadvantage stockholders during the period the error persists, but reimbursement may benefit stockholders at the time of reimbursement and may not, in either event, be allocated to, or in proportion to, the specific stockholders whose interests were negatively affected by the error.

We may be exposed to counterparty risk.

The Company may effect a portion of its transactions in “over-the-counter” or “interdealer” markets or through private transactions. The participants in such markets and the counterparties in such private transactions are typically not subject to credit evaluation and regulatory oversight as are members of “exchange-based” markets. This may expose the Company to the risk that a counterparty will not settle a transaction because of a credit or liquidity problem, thus causing the Company to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Company has concentrated its transactions with a single or small group of counterparties. The Company is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty.

We may be exposed to systemic risk.

The Company may be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts on a daily basis.

Our risk control framework may not be completely effective.

No risk control system is fail-safe, and no assurance can be given that any risk control framework employed by the Advisor will achieve its objective. Target risk limits developed by the Advisor may be based upon historical trading patterns for the securities and financial instruments in which the Company invests. To the extent such risk control framework (or the assumptions underlying it) do not prove to be correct, the Company may not perform as anticipated, which could result in substantial losses. All models ultimately depend upon the judgment of the Advisor and the assumptions embedded in the framework. No assurance can be given that such historical trading patterns will accurately predict future trading patterns.

We will be responsible for the payment of certain fees and expenses regardless of profits.

The Company will incur obligations to pay operating, legal, accounting, auditing, custodial and other related fees and expenses, including the Advisory Fee. In addition, the Company will incur obligations to pay brokerage commissions, option premiums and other transaction costs to securities brokers and dealers. The foregoing fees and expenses are payable regardless of whether the Company realizes any profits from its investment operations. In accordance with the governing agreements, amounts owing to the Company’s creditors will be paid before amounts are distributed to stockholders. It is possible that the Company will not realize any profits in excess of such amounts. Distributions in respect of the Company’s common stock are not guaranteed, and stockholders shall not have recourse to any assets or property of the Advisor, any of its affiliates or any of the Company’s other service providers in connection therewith.

We may be subject to sanctions arising out of our operations.

The Company is subject to laws that restrict it from dealing with entities, individuals, organizations and/or investments which are subject to applicable sanctions regimes.

Accordingly, the Company will require stockholders to represent and warrant, on a continuing basis, that it is not, and that to the best of its knowledge or belief its beneficial owners, controllers or authorized persons (“Related Persons”) (if any) are not; (i) named on any list of sanctioned entities or individuals maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) or pursuant to EU and/or UK Regulations (as the latter are extended to the Cayman Islands by Statutory Instrument), (ii) operationally based or domiciled in a country or territory in relation to which sanctions imposed by the United Nations, OFAC, the EU and/or the UK apply, or (iii) otherwise subject to sanctions imposed by the United Nations, OFAC, the EU or the UK (including as the latter are extended to the Cayman Islands by Statutory Instrument) (collectively, a “Sanctions Subject”).

Where the stockholder or a Related Person is or becomes a Sanctions Subject, the Company may be required immediately and without notice to the stockholder to cease any further dealings with the stockholder and/or the stockholder’s interest in the Company until the stockholder ceases to be a Sanctions Subject, or a license is obtained under applicable law to continue such dealings (a “Sanctioned Persons Event”). The Company, the Administrator and the Advisor shall have no liability whatsoever for any liabilities, costs, expenses, damages and/or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by the stockholder as a result of a Sanctioned Persons Event. In addition, should any investment made on behalf of the Company subsequently become subject to applicable sanctions, the Company may immediately and without notice to the stockholder cease any further dealings with that investment until the applicable sanctions are lifted or a license is obtained under applicable law to continue such dealings.

We may be subject to increased compliance and legal risk.

The Company may invest in assets and securities that may entail unusual risks, including contradictory legislation, incomplete, unclear and changing laws, ignorance or breaches of regulations on the part of other market participants, lack of established or effective avenues for legal redress and lack of standard practices and confidentiality customs. In addition, legal, tax, and regulatory changes, as well as judicial decisions, could adversely affect the Company. In particular, the regulatory environment relevant to the Company and the Advisor is evolving and may entail increased regulatory involvement or result in ambiguity or conflict among legal or regulatory schemes, all of which could adversely affect the investment or trading strategies pursued by the Advisor or the value of investments. It is impossible to predict how changes in policy or regulation will affect the investments of the Company, but such changes may significantly increase the Company’s costs of compliance or may necessitate the untimely liquidation of the Company’s investments.

We will be subject to certain state and local laws and regulations.

The Company intends to engage in loan origination activities. Certain jurisdictions have enacted laws or regulations that require lenders engaged in loan origination to obtain a finance lenders license and restrict loan origination activity absent a license. The costs, regulatory burden and restrictions imposed by these laws and regulations may have a significant negative impact on the Company and the Advisor. In addition, the license application process may entail the disclosure of the identity of certain stockholders. The Company may elect to forego or limit investments in certain jurisdictions rather than incur the costs and burden of obtaining and maintaining a required license.

We will be subject to certain tax risks.

Recent and Potential Tax Legislation. Developments in the tax laws of the United States or other jurisdictions, which may be applied retroactively, could have a material effect on the tax consequences to stockholders, the Company and/or the entities in which the Company invests. Such legislation could affect stockholders, even if not specifically targeted at such stockholders. Moreover, the interpretation and application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. For example, the “Tax Cuts and Jobs Act” (the “TCJA”), which was enacted in 2017, made significant changes to the U.S. tax system, including by changing tax rates and modifying certain rules relating to the use of losses and deductions and to international taxation. In some cases, there is uncertainty around the scope and application of the TCJA, which may be addressed in future U.S. Internal Revenue Service (“IRS”) guidance. The CARES Act temporarily modifies some provisions of the TCJA. It is possible future tax legislation could result in a change in law that would affect stockholders.

Each prospective stockholder should be aware that developments in the tax laws of the United States or other jurisdictions, may alter the tax consequences and other tax considerations discussed herein and that stockholders may be required to provide certain information to the Company (which may be provided to the IRS or other taxing authorities) or may cause the Company or the stockholders to be subject to other adverse consequences as a result of such change in tax laws.

Based on the types of investments likely to be made directly or indirectly by the Company and uncertainty as to the potential tax treatment of certain investment structures, no assurance can be given that any tax planning objectives of the Company or any particular stockholders will be achieved. None of the Advisor or any of its affiliates are obligated to consider the potential tax or other objectives of any stockholder. Each prospective stockholder is urged to consult its tax advisor to determine the U.S. federal, state, local and non-U.S. income tax and other tax consequences of acquiring, holding and disposing of Shares in light of its particular circumstances, including as a result of changes in tax laws.

Failure to Qualify as a RIC. Although the Company intends to qualify as a RIC, no assurance can be given that the Company will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to stockholders, the Company generally must meet the annual distribution, source-of-income and asset diversification requirements.

The annual distribution requirement for a RIC will generally be satisfied if the Company distributes at least 90% of its ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to stockholders. To qualify as a RIC, the Company generally must also meet certain asset diversification requirements at the end of each calendar quarter and source-of-income tests on an annual basis. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because the Company anticipates that most of its investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If the Company fails to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce the Company’s net assets, the amount of income available for distribution and the amount of the Company’s distributions.

Recognition of Taxable Income Before or Without Receiving Cash Representing Such Income. For U.S. federal income tax purposes, the Company may include in income certain amounts that the Company not yet received in cash, such as original issue discount, which may arise if the Company receives warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due in the future, often only at the end of the loan. Such original issue discount, which could be significant relative to the Company’s overall investment activities, or increases in loan balances as a result of PIK arrangements are generally included in the Company’s taxable income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that it does not receive in cash. Similarly, newly enacted tax legislation contains rules that may in certain other circumstances require the recognition of non-cash taxable income or may limit the deductibility of certain of the Company’s cash expenses.

Since the Company may recognize taxable income before or without receiving cash representing such income or may be subject to limitations on the deductibility of the Company’s losses and expenses, the Company may have difficulty meeting the tax requirement to distribute at least 90% of the Company’s ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to maintain the Company’s status as a RIC. Accordingly, the Company may have to sell some of its investments at times the Advisor would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. Further, the Company may take such actions without providing any advance notice to stockholders.

We are subject to risks associated with general economic and market conditions.

The success of the activities of the Company will be affected by general economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, currency exchange controls and national and international political circumstances (such as changes in foreign investment policies). These factors may affect the level and volatility of securities prices and the liquidity of the investments. Volatility or illiquidity could impair the Company’s profitability or result in losses.

The economies of individual countries in emerging and frontier markets may differ favorably or unfavorably from the economy of a developed country in such respects as growth of gross domestic product, rate of inflation, currency depreciation, asset reinvestment, resource self-sufficiency and balance of payments position. Further, the economies of such countries generally are heavily dependent upon international trade and, accordingly, have been, and may continue to be adversely affected by trade barriers, exchange controls, managed adjustments in relative currency values and other protectionist measures imposed or negotiated by the countries with which they trade. These economies also have been and may continue to be adversely affected by economic conditions in the countries with which they trade. The economies of certain of these countries may be based, predominantly, on only a few industries and may be vulnerable to changes in trade conditions and may have higher levels of debt or inflation.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Company and/or the Advisor, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Company.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

The global financial crisis of 2007-2009 led the U.S. Government and the Federal Reserve, as well as certain foreign governments, to take a number of unprecedented actions designed to support certain financial institutions and segments of the financial markets that experienced extreme volatility. The withdrawal of Federal Reserve or other U.S. or non-U.S. governmental support could negatively affect financial markets generally and reduce the value and liquidity of certain securities. Additionally, with continued economic recovery and the cessation of certain market support activities, we may face a heightened level of interest rate risk as a result of a rise or increased volatility in interest rates.

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in United States. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can, and have, been effectuated through executive order. For example, the current administration has taken steps to address the COVID-19 pandemic, rejoin the Paris climate accord of 2015, cancel the Keystone XL pipeline and change immigration enforcement priorities. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the United States. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

Additional risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government has led in the past, and may lead in the future, to short-term or prolonged policy impasses, which could, and has, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

We may experience cyber-security incidents and are subject to cyber-security risks.

The Company or any of the service providers, including the Advisor, may be subject to risks resulting from cybersecurity incidents and/or technological malfunctions. A cybersecurity incident is an event that may cause a loss of proprietary information, data corruption or a loss of operational capacity. Cybersecurity incidents can result from deliberate cyber-attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g. through hacking or malicious software coding) for the purposes of misappropriating assets or sensitive information, corrupting data, releasing confidential information without authorization or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites, which may make network services unavailable to intended users. The issuers of securities and counterparties to other financial instruments in which the Company invests may also be subject to cybersecurity incidents.

Cybersecurity incidents may cause the Company to suffer financial losses, interfere with the Company’s ability to calculate its net asset value, impede trading, disrupt the ability of unitholders to subscribe for, exchange or redeem their units, violate privacy and other laws and incur regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. Cyber-attacks may render records of assets and transactions of the Company, unitholder ownership of units, and other data integral to the functioning of the Company inaccessible, inaccurate or incomplete. In addition, substantial costs may be incurred in order to prevent any cybersecurity incidents in the future which may adversely impact the Company.

While the Company and the Advisor have established business continuity plans and risk management strategies to seek to prevent cybersecurity incidents, there are inherent limitations in such plans and strategies, including the possibility that certain risks have not been identified given the evolving nature of the threat of cyber-attacks. Furthermore, neither of the Company or the Advisor can control the business continuity plans or cybersecurity strategies put in place by other service providers to the Company or issuers of securities and counterparties to other financial instruments in which the Company invests. The Advisor relies on its third party service providers for many of its day-to-day operations and will be subject to the risk that the protections and policies implemented by those service providers will be ineffective to protect the Company from cyber-attack.

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Actions by the British Bankers’ Association, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of the Company’s portfolio of LIBOR-indexed, floating-rate debt securities.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

We are subject to risks related to our regulation and operation as a BDC.

Board Authority to Change Policies. The Board of Directors has the authority to modify or waive the Company’s operating policies and strategies without prior notice and without stockholder approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on the Company’s business, operating results or value of our common stock. Nevertheless, the effects could adversely affect the Company’s business and impact the Company’s ability to make distributions and cause you to lose all or part of your investment.

Limited Liability of the Advisor. The Advisor has not assumed any responsibility to the Company other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of the Board of Directors in declining to follow the Advisor’s advice or recommendations. Pursuant to the Investment Management Agreement, the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to the Company for their acts under the Investment Management Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. The Company has agreed to indemnify, defend and protect the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment and management agreement. These protections may lead the Advisor to act in a riskier manner when acting on behalf of the Company than it would when acting for its own account.

Incentive Compensation. The incentive compensation payable by the Company to the Advisor may create an incentive for the Advisor to make investments on the Company’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation is determined may encourage the Advisor to take additional risk to increase the return on the Company’s investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of the Company’s debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Advisor with respect to the Company’s cumulative investment income. Although the incentive compensation is subject to a total return hurdle, the Advisor may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in the Company’s best interests to not yet realize gains. The Board of Directors monitors the Advisor’s management of the Company’s investment program in the best interests of stockholders.

Resignation of Advisor. The Advisor has the right, under the Investment Management Agreement, to resign at any time upon not less than 120 days’ written notice, whether the Company has found a replacement or not. If the Advisor resigns, the Company may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If the Company unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions are likely to be adversely affected. In addition, the coordination of the Company’s internal management and investment activities is likely to suffer if the Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objective may result in additional costs and time delays that may adversely affect the Company’s financial condition, business and results of operations.

Qualifying Assets Requirement. As a BDC, the Company is prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets. If the Company does not invest a sufficient portion of its assets in qualifying assets, the Company will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Similarly, these rules could prevent the Company from making follow-on investments in existing portfolio companies (which could result in the dilution of the Company’s position) or could require the Company to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If the Company needs to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, the Company may have difficulty in finding a buyer and, even if a buyer is found, the Company may have to sell the investments at a substantial loss.

Failure to Maintain BDC Status. The Company intends to qualify as business development companies under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, BDCs are prohibited from making any unqualifying investments unless at least 70% of their total assets are invested in qualifying investments which are primarily securities of private or thinly-traded U.S. companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against the Company and/or expose the Company to claims of private litigants.

1940 Act Restrictions on Transactions with Affiliates. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities or is managed by the Advisor will generally be an affiliate of the Company for purposes of the 1940 Act and the Company is generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of the Independent Directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by the Company or the availability or size of the position purchased or sold by the Company. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order.

The 1940 Act also prohibits certain “joint” transactions with certain affiliates of the Company, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Independent Directors and, in some cases, of the SEC. The Company is prohibited from buying or selling any security from or to any person who owns more than 25% of the Company’s voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates.

Changes in Laws. The Company is subject to changing rules and regulations of federal and state governments. These entities, including the Public Company Accounting Oversight Board and the SEC have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect the Company’s operations and cost of doing business. The Company is subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect the Company’s operations, including its loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or the Company expands its business into jurisdictions that have adopted more stringent requirements than those in which the Company currently conducts business, the Company may have to incur significant expenses in order to comply, or the Company might have to restrict its operations. In addition, if the Company does not comply with applicable law, the Company may lose licenses needed for the conduct of its business and may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon the Company’s business, results of operations of financial condition.

We may be subject to certain risks if we use leverage under a credit facility.

The Company may obtain a credit facility in order to finance investments or pay expenses with borrowings in lieu of, or in advance of, calling capital contributions (any such indebtedness secured by an assignment of the Company’s right to call stockholder’s capital commitments to lender, “Credit Facility Debt”). Such Credit Facility Debt may be important for the Company’s operations because it would allow the Advisor to manage cash, minimize capital calls and better manage drawdowns in respect of revolving credit agreements from underlying borrowers. A number of factors may result in the inability of the Company to obtain or access Credit Facility Debt or Credit Facility Debt comparable to those available to other Client Accounts. These factors may include, among others: insufficient diversity of investments, the profile and creditworthiness of stockholders, the size of the Company, the availability of Credit Facility Debt to the Company in light of the current state of the global credit markets, whether or not any financing is with recourse to the Company and how a lender views the worth of recourse provided, the scope of assurances stockholders are willing to provide to financing sources, the Company’s lack of operating history or trading history with counterparties and the time at which the Company seeks financing.

The Advisor may obtain Credit Facility Debt for one or more Client Accounts and is under no obligation to make such financing available to the Company. Differences in availability and terms of Credit Facility Debt resulting from such factors may affect the performance of the Company relative to other Client Accounts. In the event that the Advisor is unable to obtain sufficient Credit Facility Debt for the Company, the Company may need to hold larger amount of cash reserves and/or call capital on a more frequent basis than it would if the Company were able to obtain sufficient Credit Facility Debt. The failure by the Company to obtain Credit Facility Debt on favorable terms (or at all) could adversely affect the returns of the Company. Stockholders whose capital commitments have been pledged may be called upon to fund their entire capital commitment to repay indebtedness, and the failure of other stockholders to honor their capital commitments may result in a stockholder’s payments exceeding its pro rata share of any such indebtedness.

As a BDC, the Company may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. These requirements limit the amount that the Company may borrow and may unfavorably limit the Company’s ability to utilize Credit Facility Debt. If the value of the Company’s assets declines, the Company may be unable to satisfy the asset coverage test, which could prohibit the Company from paying distributions. If the Company cannot satisfy the asset coverage test, the Company may be required to sell a portion of its investments and repay a portion of its indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2.   Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 2951 28th Street Suite 1000, Santa Monica, CA 90405, and are provided by the Advisor in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.   Legal Proceedings

We and the Advisor are not currently subject to any material pending or threatened legal proceedings against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for shares of our common stock. Because share of our common stock will be acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Stockholders may not transfer any shares of common stock unless (i) the Advisor gives consent, and (ii) the transfer is made in accordance with applicable securities laws and the governing documents of the Company.

The Company expects to enter into separate subscription agreements with investors providing for the private placement of shares of common stock and it first entered into subscription agreements with investors on the Initial Closing Date, December 11, 2020. The subscription agreements set forth, among other things, the terms and conditions upon which the investors will purchase shares of common stock, the circumstances under which the Company may draw down capital from investors, certain covenants that all investors must agree to, and the remedies available to the Company in the event that an investor defaults on its obligation to make Capital Commitments. In addition, the subscription agreement includes a questionnaire designed to ensure that all investors are either (i) “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act, or (ii) in the case of shares sold outside the United States, persons that are not “U.S. persons” in accordance with Regulation S under the Securities Act.

While the Company expects each subscription agreement to reflect the terms and conditions summarized in the following paragraphs, the Company reserves the right to enter into subscription agreements that contain terms and conditions not found in the subscription agreements entered into with other investors, subject to applicable law.

Pursuant to subscription agreements investors make Capital Commitments to purchase shares of common stock. The subscription agreements provide that investors are required to fund capital contributions to purchase shares of common stock, each time the Company delivers a drawdown notice, which the Company will deliver at least ten calendar days prior to the date on which contributions will be due, provided that the initial Drawdown Purchase occurred on the Initial Closing Date. Drawdown Purchases are allocated among investors with unfunded Capital Commitments in amounts proportional to the Capital Commitment of each investor.

The offering price per share of common stock at the initial Drawdown Purchase was $10.00. Following the initial Drawdown Purchase, the Company will issue shares of common stock at a price based on net asset value per share as determined as of the end of the most recent fiscal quarter for which net asset value has been determined prior to the Drawdown Purchase date in accordance with the valuation policies adopted by the Board of Directors, subject to adjustment from the latest quarterly valuation date in accordance with the Company’s valuation policies and subject to Section 23 of the 1940 Act (which generally prohibits the Company from issuing shares of common stock at a price below the then-current net asset value of the shares of common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance) in an amount equal to the percentage of the Capital Commitments specified by the Company in the drawdown notice.

The Company may accept additional Capital Commitments to purchase shares of common stock at subsequent closings from existing and additional investors for up to 18 months after the Initial Closing Date; provided that with approval of a majority of the then outstanding shares of common stock, the Company may extend the Final Closing Date for up to an additional six (6) months (i.e., the offering period may conclude 24 months after the Initial Closing Date).

As of December 31, 2020, we have sold 3,010,000 Shares for an aggregate offering price of $30.1 million.

Distributions

Our quarterly dividends and distributions to common stockholders are recorded on the ex-dividend date and are determined by our board of directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. Changes in investment results or focus, expense levels and other factors may have an effect on the amount of distributions we pay in the future. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

The Company did not declare any dividends for the period from November 30, 2020 to December 31, 2020.

Tax characteristics of all dividends are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•	98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and

•	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to pay a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash (which portion can generally be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Item 6. Selected Financial Data

The selected financial and other data below reflects the historical operations of the Company.

The selected financial data below for the period from November 30, 2020 to December 31, 2020 have been derived from the financial statements that were audited by our independent registered public accounting firm. The following selected financial data should be read in conjunction with our financial statements and related notes thereto.

For the period from November 30, 2020 (inception) to December 31, 2020
Performance Data:
Interest income	$1,187
Total investment income	1,187
Legal fees, professional fees and due diligence expenses	78,759
Organizational expenses	71,685
Director fees	28,000
Insurance expense	5,274
Custody fees	2,975
Interest and other debt expenses	734
Total operating expenses	187,427
Net investment loss	(186,240)
Net realized and unrealized gain (loss)	(29,040)
Net decrease in net assets applicable to common stockholders resulting from operations	$(215,280)
Per Share Data (at the end of the period):
Net decrease in net assets from operations	$(0.07)
Distributions declared per share	—
Average weighted shares outstanding for the period	3,010,000
Assets and Liabilities Data:
Investments	$1,954,482
Other assets	30,421,476
Total assets	32,375,958
Debt, net of unamortized issuance costs	93,750
Other liabilities	2,420,286
Total liabilities	2,514,036
Net assets	$29,861,922
Investment Activity Data:
No. of portfolio companies at period end	1
Acquisitions	$1,983,522
Sales, repayments, and other disposals	$—
Weighted-average effective yield of debt portfolio at end of period	9.5%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock Direct Lending Corp. (the “Company,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our financing resources and working capital;

•	the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions; and

•	our ability to maintain our qualification as a RIC and as a business development company.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Company is a Delaware corporation formed on October 12, 2020 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to achieve high risk-adjusted returns produced primarily from current income generated by investing primarily in senior secured corporate debt instruments. We seek to achieve our investment objective through investments in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisor, distressed. The Company targets positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisor believes provides flexibility to adapt to changing market conditions. The Company may invest in securities of any maturity and credit quality. Our investment activities will benefit from what we believe are the competitive advantages of our Advisor, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies.

The Company intends to elect to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Internal Revenue Code of 1986, as amended, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2020, 100% of our total assets were invested in qualifying assets.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

The Company is responsible for paying the compensation of the Advisor. In addition, the Company is generally responsible for all operating expenses of the Company, and shall pay, and shall reimburse the Advisor or the Administrator and their respective affiliates for, all fees, costs, expenses, liabilities and obligations of the Company relating or attributable to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	interest payable on debt, if any, incurred to finance our investments;

•	the base management fee and any incentive compensation;

•	dividends and distributions on our shares of common stock;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	taxes;

•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses reasonably incurred by us and the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

The investment management agreement provides that the base management fee be calculated at an annual rate of 0.90% of our total assets (excluding cash and cash equivalents) on the last day of each preceding calendar quarter and is payable quarterly in arrears. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. No base management fee is payable for the period from the date of the initial drawdown purchase through the end of the first calendar quarter after the initial drawdown purchase. Subsequently, the base management fee is calculated based on the value of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fee for any partial quarter is appropriately prorated.

Additionally, the investment management agreement provides that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreement, the incentive compensation equals the sum of (1) 12.5% of all ordinary income and (2) 12.5% of all net realized capital gains (net of any net unrealized capital depreciation) less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 6% annual return on daily weighted-average contributed common equity. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our financial statements.

Valuation of portfolio investments

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our board of directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with original maturities of generally three months or less are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of our investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

The valuation process approved by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•	The investment professionals of the Advisor provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by our board of directors.

•	Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor.

•	The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by the Advisor in good faith in accordance with our valuation policy without the employment of an independent valuation firm.

•	The audit committee of the board of directors discusses the valuations, and the board of directors approves the fair value of the investments in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms (to the extent applicable) and the audit committee of the board of directors.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing one or more methodologies, including the market approach, the income approach, or in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

Our investments may be categorized based on the types of inputs used in their valuation. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows:

Level 1 — Investments valued using unadjusted quoted prices in active markets for identical assets.

Level 2 — Investments valued using other unadjusted observable market inputs, e.g. quoted prices in markets that are not active or quotes for comparable instruments.

Level 3 — Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

As of December 31, 2020, 100% of our investments were categorized as Level 2.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

Certain of our debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and investment activity

During the period from November 30, 2020 to December 31, 2020, we invested approximately $2.0 million, comprised of one new investment in one senior secured loan. There were no sales or repayments of investments during this period.

The industry composition of our portfolio at fair value at December 31, 2020 was as follows:

Industry	Percent of Total Investments
Beverages	100.0%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 9.5% at December 31, 2020. At December 31, 2020, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and no debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 100% at December 31, 2020. No debt investments in the portfolio company were on non-accrual status as of December 31, 2020.

Results of operations

Investment income

Investment income totaled $1,187 for the period from November 30, 2020 to December 31, 2020, and was entirely attributable to interest and fees on our debt investments.

Expenses

Total operating expenses for the period from November 30, 2020 to December 31, 2020 were $187,427, comprised of $78,759 in legal and professional fees, $71,685 in organizational expenses, $734 in interest expense and related fees, and $36,249 in other expenses.

Net investment loss

Net investment loss was $186,240 for the period from November 30, 2020 to December 31, 2020.

Net realized and unrealized gain or loss

There was no net realized gain or loss for the period from November 30, 2020 to December 31, 2020.

For the period from November 30, 2020 to December 31, 2020, the change in net unrealized appreciation/depreciation was $(29,040), attributed entirely to our sole investment in Juice Plus.

Incentive compensation

There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the period from November 30, 2020 to December 31, 2020.

Income tax expense, including excise tax

The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the period from November 30, 2020 to December 31, 2020.

Net decrease in net assets resulting from operations

The net decrease in net assets applicable to common stockholders resulting from operations was $(215,280) for the period from November 30, 2020 to December 31, 2020.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the initial private placement of shares of the Company’s common stock, the net proceeds from debt offered by the Company, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, payments to service our debt and other general corporate purposes.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the period from November 30, 2020 to December 31, 2020.

Shares Issued	3,010,000
Average Price Per Share	$10.00
Proceeds	$30,100,000

Total debt outstanding as of December 31. 2020 was comprised of unsecured promissory notes with a principal amount of $110,000, at rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2020, the Company’s asset coverage ratio was 27247%.

Net cash used in operating activities during the period from November 30, 2020 to December 31, 2020 was $734.

Net cash provided by financing activities was $30.2 million during the period from November 30, 2020 to December 31, 2020, consisting of $30.1 million proceeds from shares of common stock sold and $0.1 million from the issuance of notes (net of payments of offering costs).

At December 31, 2020, we had $30.2 million in cash and cash equivalents.

Contractual obligations

We have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. The Company may terminate each of the Investment Management Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other party and the Advisor and the Administrator may terminate the Investment Management Agreement or Administration Agreement, as applicable, without penalty upon not less than 120 days’ written notice to the other party.

Distributions

Our quarterly dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

There were no dividends declared for the period beginning on Nov 30, 2020 to December 31, 2020.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•	98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and

•	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to pay a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash (which portion can generally be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	The Company has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. The Administrator is an affiliate of the Advisor.

•	We have entered into a royalty-free license agreement with BlackRock and the Advisor, pursuant to which each of BlackRock and the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock”.

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, the Advisor will allocate investment opportunities pro rata among us and the other funds and accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns. While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, we may face conflict of interests and investments made pursuant to the exemptive order conditions which could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2020, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2020, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 100%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our Statement of Assets and Liabilities as of December 31, 2020, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense[2]	Net Investment Income
Up 300 basis points	$47,098	$—	$47,098
Up 200 basis points	25,181	—	25,181
Up 100 basis points	3,263	—	3,263
Down 100 basis points	—	—	—
Down 200 basis points	—	—	—
Down 300 basis points	—	—	—

2 As of December 31, 2020, 100% of the Company’s debt outstanding bore interest based on fixed rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BlackRock Direct Lending Corp.:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Blackrock Direct Lending Corp. (the "Company"), including the schedule of investments, as of December 31, 2020, the related statements of operations, changes in net assets, cash flows, and financial highlights (in Note 8) for the period from November 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations, changes in net assets, cash flows, and financial highlights for the period from November 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investment owned as of December 31, 2020, by correspondence with the loan agent. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 8, 2021

We have served as the Company’s auditor since 2020.

BlackRock Direct Lending Corp.

Statement of Assets and Liabilities

December 31, 2020

Assets
Investments at fair value:
Companies less than 5% owned (cost of $1,983,522)	$1,954,482
Total investments (cost of $1,983,522)	1,954,482

Cash and cash equivalents	30,193,016
Accrued interest income
Companies less than 5% owned	1,187
Deferred offering costs	205,187
Prepaid expenses and other assets	22,086
Total assets	32,375,958

Liabilities
Payable for investments purchased	1,983,522
Payable to the Advisor	110,960
Equity offering costs payable	227,985
Debt, net of unamortized issuance costs of $16,250	93,750
Accrued expenses and other liabilities	97,819
Total liabilities	2,514,036

Commitments and contingencies (Note 5)

Net assets	$29,861,922

Composition of net assets applicable to common stockholders
Common stock, $.001 par value; 300,000,000 of shares authorized, 3,010,000 shares issued and outstanding as of December 31, 2020	$3,010
Paid-in capital in excess of par	29,954,394
Distributable earnings (loss)	(95,482)
Net assets	$29,861,922

Net assets per share	$9.92

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments

Debt Investments (A)
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	11/20/2025	$2,191,737	$1,983,522	$1,954,482	6.08%

Total Debt Investments - 6.6% of Net Assets								1,983,522	1,954,482	6.08%

Total Investments - 6.6% of Net Assets								$1,983,522	$1,954,482

Cash and Cash Equivalents
Cash Held on Account at Various Institutions									30,193,016	93.92%
Cash and Cash Equivalents - 101.1% of Net Assets									30,193,016	93.92%

Total Cash and Investments - 107.7% of Net Assets									$32,147,498	100.00%

Notes to Schedule of Investments:

(A)	Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

LIBOR resets quarterly (Q).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $1,983,522 and $0, respectively, for the period from November 30, 2020 to December 31, 2020. The total value of restricted securities and bank debt as of December 31, 2020 were $1,983,522 or 6.08% of total cash and investments of the Company. As of December 31, 2020, approximately 0% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statement of Operations

For the period from November 30, 2020 (inception) to December 31, 2020

Investment income
Interest income
Companies less than 5% owned	$1,187
Total investment income	1,187

Operating expenses
Legal fees, professional fees and due diligence expenses	78,759
Organizational expenses	71,685
Director fees	28,000
Insurance expense	5,274
Custody fees	2,975
Interest and other debt expenses	734
Total operating expenses	187,427

Net investment loss	(186,240)

Realized and unrealized gain (loss)
Change in net unrealized appreciation/depreciation	(29,040)
Net realized and unrealized loss	(29,040)

Net decrease in net assets from operations	$(215,280)

Earnings per share	$(0.07)

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statement of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at November 30, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of common stock	3,010,000	3,010	30,096,990	—	30,100,000
Offering costs charged to paid-in capital	—	—	(22,798)	—	(22,798)
Net investment loss	—	—	—	(186,240)	(186,240)
Net realized and unrealized loss	—	—	—	(29,040)	(29,040)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(119,798)	119,798	—
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statement of Cash Flows

For the period from November 30, 2020 (inception) to December 31, 2020

Operating activities
Net decrease in net assets resulting from operations	$(215,280)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized appreciation/depreciation of investments	29,040
Purchases of investments	(1,983,522)
Increase in accrued interest income	(1,187)
Increase in prepaid expenses and other assets	(22,086)
Increase in payable for investments purchased	1,983,522
Increase in payable to the Advisor	110,960
Increase in accrued expenses and other liabilities	97,819
Net cash used in operating activities	(734)

Financing activities
Proceeds from shares of common stock sold	30,100,000
Proceeds from issuance of notes	110,000
Payments of debt offering costs	(16,250)
Net cash provided by financing activities	30,193,750

Net increase in cash and cash equivalents (including restricted cash)	30,193,016
Cash and cash equivalents (including restricted cash) at beginning of period	—
Cash and cash equivalents (including restricted cash) at end of period	$30,193,016

Supplemental cash flow information
Interest payments	$—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements

December 31, 2020

1. Organization and Nature of Operations

BlackRock Direct Lending Corp. (the “Company”), is a Delaware corporation formed on October 12, 2020 as an externally managed, closed-end, non-diversified management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to achieve high risk-adjusted returns produced from current income generated by investing primarily in senior secured corporate debt instruments. The Company invests primarily in middle-market companies headquartered in North America. The Company commenced operations on November 30, 2020 (“inception”).

The Company intends to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

BlackRock Capital Investment Advisors, LLC, a wholly owned, indirect subsidiary of BlackRock, Inc., serves as the Advisor of the Company. BlackRock Financial Management, Inc. serves as the administrator of the Company (the “Administrator”), and is affiliated with the Advisor. Company management consists of the Advisor and the Company’s board of directors. The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the board of directors, which sets the broad policies of the Company. The board of directors of the Company has delegated investment management of the Company’s assets to the Advisor. The board of directors consists of five persons, three of whom are independent.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The following is a summary of the significant accounting policies of the Company.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

Investment Valuation

Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the board of directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

All investments are valued at least quarterly based on quotations or other affirmative pricing from independent third-party sources, with the exception of investments priced directly by the Advisor which in the aggregate comprise less than 5% of the capitalization of the Company. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2020

2. Summary of Significant Accounting Policies — (Continued)

Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the board of directors or, for investments aggregating less than 5% of the total capitalization of the Company, using valuations determined directly by the Advisor. Such valuations are determined under a documented valuation policy that has been reviewed and approved by the board of directors.

Generally, to increase objectivity in valuing the investments, the Advisor will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Advisor’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the current COVID-19 pandemic that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Such information may include observed multiples of earnings and/or revenues at which transactions in securities of comparable companies occur, with appropriate adjustments for differences in company size, operations or other factors affecting comparability.

The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. The discount rates used for such analyses reflect market yields for comparable investments, considering such factors as relative credit quality, capital structure, and other factors.

In following these approaches, the types of factors that may be taken into account also include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, comparable costs of capital, the principal market in which the investment trades and enterprise values, among other factors.

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2020

2. Summary of Significant Accounting Policies — (Continued)

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	1,954,482	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	—	—	—
3	Advisor valuations with significant unobservable inputs	—	—	—
Total		$1,954,482	$—	$—

*	For example, quoted prices in inactive markets or quotes for comparable investments

Investment Transactions

Investment transactions are recorded on the trade date, except for private transactions that have conditions to closing, which are recorded on the closing date. The cost of investments purchased is based upon the purchase price plus those professional fees which are specifically identifiable to the investment transaction. Realized gains and losses on investments are recorded based on the specific identification method, which typically allocates the highest cost inventory to the basis of investments sold.

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2020, included in cash and cash equivalents is $28.6 million (95.8% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.03%. There was no restricted cash at December 31, 2020.

Restricted Investments

The Company may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Information regarding restricted investments is included at the end of the Schedule of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments dominated in foreign currency at December 31, 2020.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2020

2. Summary of Significant Accounting Policies — (Continued)

Investments in foreign companies and securities of foreign governments may involve special risks and considerations not typically associated with investing in U.S. companies and securities of the U.S. government. These risks include, among other things, revaluation of currencies, less reliable information about issuers, different transaction clearance and settlement practices, and potential future adverse political and economic developments. Moreover, investments in foreign companies and securities of foreign governments and their markets may be less liquid and their prices more volatile than those of comparable U.S. companies and the U.S. government.

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 to December 31, 2020, the Company incurred $71,685 in organizational expenses as reflected in the Statement of Operations. As of December 31, 2020, the Company had incurred $227,985 in offering costs, of which $22,798 was charged to paid-in capital. The Company will not bear more than $1,000,000 for organization and offering costs.

Deferred Debt Offering Costs

Certain costs incurred in connection with the issuance of debt of the Company were capitalized and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company.

Revenue Recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

Certain debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2020

2. Summary of Significant Accounting Policies — (Continued)

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2020, the following permanent difference attributable to the Company’s net operating loss was reclassified to paid-in capital as follows:

Paid-in Capital	$(119,798)
Accumulated earnings (losses)	119,798

The tax-basis components of distributable earnings (accumulated deficit) applicable to the common stockholders of the Company at December 31, 2020 were as follows:

December 31, 2020
Net unrealized gains (losses) *	$(95,482)
Total accumulated earnings (losses)	$(95,482)

*	The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the treatment of expenses and will reverse in subsequent periods.

As of December 31, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2020
Tax basis of investments	$1,983,522

Unrealized appreciation	$—
Unrealized depreciation	(29,040)
Net unrealized depreciation	$(29,040)

3. Management Fees, Incentive Compensation and Other Expenses

On November 30, 2020, the Company entered into an investment management agreement with the Advisor. Under the agreement, the Advisor, for its service to the Company, is entitled to receive a management fee from the Company and an incentive fee. The management fee is calculated at an annual rate of 0.90% of the Company’s total assets (excluding cash and cash equivalents) and payable quarterly in arrears. For the period from the date the Company first issues shares of common stock to one or more investors (other than the Advisor and its affiliates) through the end of the first calendar quarter, no management fee is payable. Subsequently, the management fee is calculated based on the value of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The management fees for any partial quarter is appropriately prorated.

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2020

3. Management Fees, Incentive Compensation and Other Expenses (Continued)

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

On December 11, 2020, the Company issued to each of 110 separate investors an unsecured promissory note with a principal amount of $1,000, at par. The Company pays interest on the unpaid principal amount of the notes at a rate of 12.00% per annum payable semi-annually in arrears. The notes mature on December 31, 2050.

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

The Company conducts business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the Boston area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Company to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company enters into contracts that contain a variety of indemnifications, and is engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

There were no unfunded loan commitments as of December 31, 2020.

6. Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2020, amounts reimbursable to the Advisor totaled $348,945, including $227,985 of equity offering costs payable and $110,960 in other payables to the Advisor as reflected in the Statement of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the period from November 30, 2020 to December 31, 2020, no expenses were allocated pursuant to the Administration Agreement.

7. Stockholders’ Equity and Dividends

As of December 31, 2020, the Company had received $301.0 million of equity commitments to purchase shares of the Company’s common stock. As of December 31, 2020, $30.1 million (10% of total commitments) had been called.

During the period from November 30, 2020 to December 31, 2020, the Company issued 3,010,000 shares, with a purchase price of $10.00 per share, and par value of $0.001 per share.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2020

8. Financial Highlights

The financial highlights below show the Company’s results of operations from November 30, 2020 (inception) to December 31, 2020.

For the period from November 30, 2020 (inception) to December 31, 2020
Per Common Share
Per share NAV at beginning of period	$10.00

Offering costs	(0.01)

Investment operations:

Net investment loss	(0.06)
Net realized and unrealized loss	(0.01)
Total from investment operations	(0.07)

Per share NAV at end of period	$9.92

Total return based on net asset value: (1)	(0.72)%

Shares outstanding at end of period	3,010,000

For the period from November 30, 2020 (inception) to December 31, 2020
Ratios to average common equity: (1)
Net investment loss	(1.25)%
Expenses before incentive compensation (2)	1.30%
Expenses including incentive compensation (3)	1.30%

Ending common stockholder equity	$29,861,922
Portfolio turnover rate	0.0%
Weighted-average leverage outstanding	$93,750
Weighted-average interest rate on leverage	12.0%
Weighted-average number of shares of common stock	1,975,347
Average leverage per share	$0.03

As of December 31, 2020
Asset Coverage:
Debt
Debt outstanding (4)	$110,000
Asset coverage per $1,000 of debt outstanding	$272,472

(1)	Annualized except for incentive compensation and other certain non-recurring expenses.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2020

8. Financial Highlights (Continued)

(2)	Includes interest and other debt costs.

(3)	Includes all company expenses including incentive compensation, interest and other debt costs.

(4)	Excludes unamortized debt offering costs which are netted in the Statement of Assets and Liabilities.

9. Senior Securities

Information about the Company’s senior securities is shown in the following table as of December 31, 2020.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
As of December 31, 2020	$110,000	$272,472	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. The asset coverage ratio with respect to indebtedness is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)	The Company’s senior securities are not registered for public trading.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2020

Investment	Acquisition Date
N/A	N/A

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 10, 2020, we entered into a non-exclusive, royalty-free license agreement (the “License Agreement”) with the BlackRock, Inc., the parent company of our Advisor, pursuant to which BlackRock, Inc. has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock.” The License Agreement has an initial term of one year and will automatically be renewed for successive one-year terms unless terminated in accordance with the terms of the License Agreement.

PART II - Other Information

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a.              Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

b.             Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(2)
4.2	Description of Securities*
10.1	Investment Management Agreement(2)
10.2	Administration Agreement(2)
10.3	Custody Agreement(2)
10.4	Loan Services Addendum to Custody Agreement(2)
10.5	Form of Promissory Note(1)
10.6	Organizational Cost Agreement(1)
10.7	License Agreement(2)
14.1	Code of Ethics of Registrant and the Manager(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on December 10, 2020 and incorporated herein by reference.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on January 25, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Direct Lending Corp.

By:	/s/ Nik Singhal
Name:	Nik Singhal
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title
March 8, 2021	/s/ Eric J. Draut	Director
Eric J. Draut

March 8, 2021	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

March 8, 2021	/s/ Karyn L. Williams	Director
Karyn L. Williams

March 8, 2021	/s/ Nik Singhal	Director and Chief Executive Officer
Nik Singhal

March 8, 2021	/s/ Bradley B. Pritchard	Director, President and Chief Operating Officer
Bradley B. Pritchard

March 8, 2021	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar