Form 10-Q
period 2021-03-31
BlackRock Direct Lending Corp.
filed 2021-05-06
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01378

BLACKROCK DIRECT LENDING CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	85-3439073
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28th Street, Suite 1000
Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

(310) 566-1094

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2021, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on May 6, 2021 was 4,510,858.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Investments, at fair value:
Companies less than 5% owned (cost of $21,271,246 and $1,983,522, respectively)	$21,430,651	$1,954,482

Cash and cash equivalents	24,999,804	30,193,016
Accrued interest income
Companies less than 5% owned	111,522	1,187
Deferred offering costs	233,424	205,187
Prepaid expenses and other assets	16,152	22,086
Total assets	46,791,553	32,375,958

Liabilities
Payable for investments purchased	1,251,372	1,983,522
Debt, net of unamortized issuance costs of $16,116 and $16,250, respectively	93,884	93,750
Payable to the Advisor	53,829	110,960
Equity offering costs payable	39,636	227,985
Management and advisory fees payable	4,844	—
Interest payable	3,255	—
Accrued expenses and other liabilities	157,367	97,819
Total liabilities	1,604,187	2,514,036

Commitments and contingencies (Note 5)

Net assets	$45,187,366	$29,861,922

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 4,510,858 and 3,010,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$4,511	$3,010
Paid-in capital in excess of par	44,991,494	29,954,394
Distributable earnings (loss)	191,361	(95,482)
Net assets	$45,187,366	$29,861,922

Net assets per share	$10.02	$9.92

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

March 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	2/25/2026	$1,270,429	$1,251,372	$1,251,372	2.70%	D
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	7.75%	2/25/2026	$-	(1,390)	(1,390)	—	C/D
								1,249,982	1,249,982	2.70%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	11/20/2025	$2,197,935	1,995,319	2,107,271	4.54%

Construction & Engineering
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	1/13/2026	$339,923	333,388	334,144	0.72%	D
Sunland Asphalt & Construction, LLC	First Lien Revolver	LIBOR(M)	1.00%	6.00%	7.00%	1/13/2022	$92,478	89,172	88,924	0.19%	D
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	1/13/2026	$1,010,923	991,653	993,737	2.14%	D
								1,414,213	1,416,805	3.05%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$1,682,483	1,648,920	1,657,246	3.57%	D
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$1,185,501	1,185,501	1,167,719	2.51%	D
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$-	—	(1,980)	—	D
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$2,723,829	2,672,053	2,685,695	5.78%	D
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	9.25%	10.25%	2/12/2025	$3,000,000	2,942,110	2,880,000	6.20%	B/D
								8,448,584	8,388,680	18.06%
Healthcare Providers & Services
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$1,422,973	1,390,465	1,390,297	2.99%	D
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$-	(6,297)	(6,324)	-0.01%	C/D
								1,384,168	1,383,973	2.98%
Insurance
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	3/31/2026	$-	(26,605)	(26,888)	-0.06%	C/D

IT Services
Idera, Inc	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	2/4/2029	$1,137,871	1,129,397	1,140,716	2.46%

Media
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	0.00%	7.00%	7.11%	10/19/2026	$130,856	120,736	121,096	0.26%

Professional Services
Jobandtalent USA, Inc (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$750,000	735,431	747,000	1.61%	B/D
Jobandtalent USA, Inc (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,250,000	2,206,695	2,241,000	4.83%	B/D
								2,942,126	2,988,000	6.44%
Software
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$1,462,870	1,433,625	1,433,613	3.09%	B/D
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$-	(3,249)	(3,251)	-0.01%	B/C/D
SEP Vulcan Acquisition, Inc (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$1,210,490	1,186,384	1,186,281	2.55%	B/D
SEP Vulcan Acquisition, Inc (Tasktop) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$-	(3,434)	(3,459)	-0.01%	B/C/D
								2,613,326	2,613,184	5.62%
Total Debt Investments - 47.3% of Net Assets								21,271,246	21,382,819	46.05%

Equity Securities
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	2,394	—	47,832	0.10%	D/E
Total Equity Investments - 0.1% of Net Assets								—	47,832	0.10%

Total Investments - 47.4% of Net Assets								$21,271,246	$21,430,651	46.15%

Cash and Cash Equivalents - 55.3% of Net Assets									$24,999,804	53.85%

Total Cash and Investments - 102.7% of Net Assets									$46,430,455	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2021

Notes to Schedule of Investments:

(A)

Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)

Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(C)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(D)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.
(E)	Restricted security. (See Note 2)

LIBOR or EURIBOR resets monthly (M) or quarterly (Q).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $19,305,377 and $36,904, respectively, for the three months ended March 31, 2021. The total value of restricted securities and bank debt as of March 31, 2021 was $21,430,651 or 46.2% of total cash and investments of the Company.  As of March 31, 2021, approximately 18.4% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments
Debt Investments (A)
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	11/20/2025	$2,191,737	$1,983,522	$1,954,482	6.08%
Total Debt Investments - 6.6% of Net Assets								1,983,522	1,954,482	6.08%

Total Investments - 6.6% of Net Assets								$1,983,522	$1,954,482

Cash and Cash Equivalents - 101.1% of Net Assets									$30,193,016	93.92%

Total Cash and Investments - 107.7% of Net Assets									$32,147,498	100.00%

Notes to Schedule of Investments:

(A)    Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

LIBOR resets quarterly (Q).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $1,983,522 and $0, respectively, for the period from November 30, 2020 to December 31, 2020. The total value of restricted securities and bank debt as of December 31, 2020 were $1,983,522 or 6.1% of total cash and investments of the Company. As of December 31, 2020, 0% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statement of Operations (Unaudited)

Investment income	Three Months Ended March 31, 2021
Interest income:
Companies less than 5% owned	$240,590
Other income:
Companies less than 5% owned	30,000
Total investment income	270,590

Operating expenses
Legal fees, professional fees and due diligence expenses	103,757
Director fees	41,500
Custody and transfer agent fees	10,054
Insurance expense	6,272
Management and advisory fees	4,844
Interest and other debt expenses	3,388
Other operating expenses	2,377
Total operating expenses	172,192

Net investment income	98,398

Realized and unrealized gain (loss)
Change in net unrealized appreciation/depreciation	188,445
Net realized and unrealized gain	188,445

Net increase in net assets from operations	$286,843

Earnings per share	$0.10

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statement of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	earnings (loss)	Total Net Assets
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922
Issuance of common stock	1,500,858	1,501	15,048,499	—	15,050,000
Offering costs charged to paid-in capital	—	—	(11,399)	—	(11,399)
Net investment income	—	—	—	98,398	98,398
Net realized and unrealized gain	—	—	—	188,445	188,445
Balance at March 31, 2021	4,510,858	$4,511	$44,991,494	$191,361	$45,187,366

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statement of Cash Flows (Unaudited)

Three Months Ended March 31, 2021
Operating activities
Net increase in net assets resulting from operations	$286,843
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized appreciation/depreciation of investments	(188,445)
Net amortization of investment discounts and premiums	(19,251)
Amortization of deferred debt issuance costs	134
Changes in assets and liabilities:
Purchases of investments	(19,305,377)
Proceeds from sales, maturities and pay downs of investments	36,904
Increase in accrued interest income - companies less than 5% owned	(110,335)
Decrease in prepaid expenses and other assets	5,934
Decrease in payable for investments purchased	(732,150)
Decrease in payable to the Advisor	(57,131)
Increase in management and advisory fees payable	4,844
Increase in interest payable	3,255
Increase in accrued expenses and other liabilities	59,548
Net cash used in operating activities	(20,015,227)

Financing activities
Proceeds from shares of common stock sold	15,050,000
Payments of equity offering costs	(227,985)
Net cash provided by financing activities	14,822,015

Net decrease in cash and cash equivalents (including restricted cash)	(5,193,212)
Cash and cash equivalents (including restricted cash) at beginning of period	30,193,016
Cash and cash equivalents (including restricted cash) at end of period	$24,999,804

Supplemental cash flow information
Interest payments	$—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited)

March 31, 2021

1. Organization and Nature of Operations

BlackRock Direct Lending Corp. (the “Company”) is a Delaware corporation formed on October 12, 2020 as an externally managed, closed-end, non-diversified management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to achieve high risk-adjusted returns produced from current income generated by investing primarily in senior secured corporate debt instruments. The Company invests primarily in middle-market companies headquartered in North America. The Company commenced operations on November 30, 2020 ("inception").

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2021

2. Summary of Significant Accounting Policies — (Continued)

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

At March 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs *	3,369,083	—	—	3,369,083
3	Independent third-party valuation sources that employ significant unobservable inputs	18,013,736	—	47,832	18,061,568
3	Advisor valuations with significant unobservable inputs	—	—	—	—
Total		$21,382,819	$—	$47,832	$21,430,651

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2021

2. Summary of Significant Accounting Policies — (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$18,013,736	Income approach	Discount rate	7.7% - 13.1% (9.7%)
Equity	47,832	Option Pricing Model	Implied volatility	60.0% (60.0%)
			Term	4.0 years (4.0 years)
	$18,061,568

†	Weighted by fair value

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$—
Net realized and unrealized gains (losses)	(12,059)	—	47,832
Acquisitions *	18,029,181	—	—
Dispositions	(3,386)	—	—
Ending balance	$18,013,736	$—	$47,832

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(12,059)	—	$47,832

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs *	1,954,482	—	—	1,954,482
3	Independent third-party valuation sources that employ significant unobservable inputs	—	—	—	—
3	Advisor valuations with significant unobservable inputs	—	—	—	—
Total		$1,954,482	$—	$—	$1,954,482

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2021

2. Summary of Significant Accounting Policies — (Continued)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2021, included in cash and cash equivalents is $25.0 million (55.3% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.02%. There was no restricted cash at March 31, 2021 or December 31, 2020.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2021 and December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments dominated in foreign currency at March 31, 2021 and December 31, 2020.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (Inception) to December 31, 2020, the Company incurred $71,685 in organizational expenses. During the three months ended March 31, 2021, the Company did not incur any additional organizational expenses. From November 30, 2020 through March 31, 2021, the Company had incurred a total of $267,621 in offering costs, of which $34,197 has been charged to paid-in capital. The Company will not bear more than $1,000,000 for organization and offering costs.

Deferred Debt Offering Costs

Certain costs incurred in connection with the issuance of debt of the Company were capitalized and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2021

2. Summary of Significant Accounting Policies — (Continued)

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

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2020, the Company had no non-expiring capital loss carryforwards available to offset future realized capital gains.

As of March 31, 2021 and December 31, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	March 31, 2021	December 31, 2020
Tax basis of investments	$21,271,246	$1,983,522

Unrealized appreciation	$159,405	$—
Unrealized depreciation	—	(29,040)
Net unrealized appreciation/ (depreciation)	$159,405	$(29,040)

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Company adopted the Final Rules effective January 1, 2021 and the adoption did not have a material impact on its financial statements and related disclosures.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2021

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

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2021 and December 31, 2020 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2021	December 31, 2020
2-10 Holdco, Inc.	10/31/2024	$132,016	N/A
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	92,636	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	3/11/2026	1,344,423	N/A
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	N/A
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/15/2027	172,927	N/A
Sunland Asphalt & Construction, LLC	1/13/2022	116,547	N/A
Tempus, LLC (Epic Staffing)	2/5/2027	527,027	N/A
Total Unfunded Balances		$2,548,117	$—

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2021

6. Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2021, amounts reimbursable to the Advisor totaled $93,465, including $39,636 of equity offering costs payable and $53,829 in other payables to the Advisor as reflected in the Statement of Assets and Liabilities. At December 31, 2020, amounts reimbursable to the Advisor totaled $348,945, including $227,985 of equity offering costs payable and $110,960 in other payables to the Advisor.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2021, no expenses were allocated pursuant to the Administration Agreement.

7. Stockholders’ Equity and Dividends

As of March 31, 2021, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of March 31, 2021, $45.1 million (15% of total commitments) had been called. During the three months ended March 31, 2021, the Company issued 1,500,858 shares, with a purchase price of $10.02 per share, and par value of $0.001 per share.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2021

8. Financial Highlights

The financial highlights below show the Company's results of operations for the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Per Common Share
Per share NAV at beginning of period	$9.92

Investment operations:
Net investment income	0.04
Net realized and unrealized loss	0.06
Total from investment operations	0.10
Per share NAV at end of period	$10.02

Total return based on net asset value: (1)	0.98%

Shares outstanding at end of period	4,510,858

Three Months Ended March 31, 2021
Ratios to average net asset value: (2)
Net investment income	1.28%
Expenses including incentive compensation (3)	2.25%

Ending net asset value	$45,187,366
Portfolio turnover rate	0.3%
Weighted-average leverage outstanding	$93,884
Weighted-average interest rate on leverage	12.0%
Weighted-average number of shares of common stock	3,110,057
Average leverage per share	$0.03

As of March 31, 2021
Asset Coverage:
Debt
Debt outstanding (4)	$93,884
Asset coverage per $1,000 of debt outstanding	$399,988

(1)	Not annualized. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(2)	Annualized except for incentive compensation and other certain non-recurring expenses.
(3)	Includes all company expenses including incentive compensation, interest and other debt costs.
(4)	Excludes unamortized debt offering costs which are netted in the Statement of Assets and Liabilities.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2021

9. Senior Securities

Information about the Company's senior securities is shown in the following table as of March 31, 2021.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
As of March 31, 2021	$110,000	$399,988	—	N/A

Information about the Company's senior securities is shown in the following table as of December 31, 2020.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
As of December 31, 2020	$110,000	$272,472	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)	The Company's senior securities are not registered for public trading.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2021

Investment	Acquisition Date
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2020

Investment	Acquisition Date
N/A	N/A

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock Direct Lending Corp. (the “Company,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report.

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

Overview

The Company is a Delaware corporation formed on October 12, 2020 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to achieve high risk-adjusted returns produced primarily from current income generated by investing primarily in senior secured corporate debt instruments. We seek to achieve our investment objective through investments in privately originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisor, distressed. The Company targets positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisor believes provides flexibility to adapt to changing market conditions. The Company may invest in securities of any maturity and credit quality. Our investment activities will benefit from what we believe are the competitive advantages of our Advisor, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2021, 81.6% of our total assets were invested in qualifying assets.

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

As of March 31, 2021, none of our investments were categorized as Level 1, 15.7% were categorized as Level 2 and 84.3% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2021, we invested approximately $19.3 million in senior secured loans in 12 new portfolio companies. Additionally, we received approximately $36,904 in proceeds from sales or repayments of investments during the three months ended March 31, 2021.

During the period from November 30, 2020 to December 31, 2020, we invested approximately $2.0 million, comprised of one new investment in one senior secured loan. There were no sales or repayments of investments during this period.

At March 31, 2021, our investment portfolio of $21.4 million (at fair value) consisted of 13 portfolio companies and was invested 99.8% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 99.8% in senior secured loans and 0.2% in equity investments. Our average portfolio company investment at fair value was approximately $1.6 million. Our largest portfolio company investment by value was approximately 13.9% of our portfolio and our five largest portfolio company investments by value comprised approximately 63.1% of our portfolio at March 31, 2021.

The industry composition of our portfolio at fair value at March 31, 2021 was as follows:

Industry	Percent of Total Investments
Diversified Financial Services	39.4%
Professional Services	13.9%
Software	12.2%
Beverages	9.8%
Construction & Engineering	6.6%
Healthcare Providers & Services	6.5%
Automobiles	5.8%
IT Services	5.3%
Other	0.5%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 9.2% at March 31, 2021 and 9.5% at December 31, 2020. At March 31, 2021, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and no debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 99.4% at March 31, 2021. No debt investments in the portfolio were on non-accrual status as of March 31, 2021. At December 31, 2020, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and no debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 100% at December 31, 2020. No debt investments in the portfolio were on non-accrual status as of December 31, 2020.

Results of operations

Investment income

Investment income totaled $270,590 for the three months ended March 31, 2021, of which $240,590 was attributable to interest and fees on our debt investments and $30,000 to other income.

Expenses

Total operating expenses totaled $172,192 for the three months ended March 31, 2021, comprised of $103,757 in legal and professional fees, $4,844 in management and advisory fees, $3,388 in interest expense and related fees, and $60,203 in other expenses.

Net investment income

Net investment income was $98,398 for the three months ended March 31, 2021.

Net realized and unrealized gain or loss

There was no net realized gain or loss for the three months ended March 31, 2021.

For the three months ended March 31, 2021, the change in net unrealized appreciation/depreciation was $188,445, primarily from our investment in Juice Plus.

Incentive compensation

There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the three months ended March 31, 2021.

Income tax expense, including excise tax

The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code (the "Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the three months ended March 31, 2021.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $286,843 for the three months ended March 31, 2021.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the initial private placement of shares of  the Company's common stock, the net proceeds from debt offered by the Company, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, payments to service our debt and other general corporate purposes.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended March 31, 2021.

Shares Issued	1,500,858
Average Price Per Share	$10.02
Proceeds*	$15,038,601

*	Net of offering costs of $11,399

Total debt outstanding as of March 31, 2021 was comprised of unsecured promissory notes with a principal amount of $110,000, at rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2021, the Company’s asset coverage ratio was 39,999%.

Net cash used in operating activities during the three months ended March 31, 2021 was $20.0 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $19.3 million, offset by net investment income (net of non-cash income and expenses) of approximately $0.7 million.

Net cash provided by financing activities was $14.8 million during the three months ended March 31, 2021, consisting of $15.0 million proceeds from shares of common stock sold, partially offset by the payment of $0.2 million of equity offering costs.

At March 31, 2021, we had $25.0 million in cash and cash equivalents.

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

There were no dividends declared for the three months ended March 31, 2021.

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

•

We have entered into a royalty-free license agreement with BlackRock and the Advisor, pursuant to which each of BlackRock and the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name "BlackRock".

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2021, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 99.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of March 31, 2021, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense(1)	Net Investment Income
Up 300 basis points	$514,758	$—	$514,758
Up 200 basis points	271,900	—	271,900
Up 100 basis points	30,350	—	30,350
Down 100 basis points	(248)	—	(248)
Down 200 basis points	(248)	—	(248)
Down 300 basis points	(248)	—	(248)

(1)	As of March 31, 2021, 100% of the Company’s debt outstanding bore interest based on fixed rates.

Item 4.  Controls and Procedures

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2021, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(2)
4.2	Description of Securities(3)
10.1	Investment Management Agreement(2)
10.2	Administration Agreement(2)
10.3	Custody Agreement(2)
10.4	Loan Services Addendum to Custody Agreement(2)
10.5	Form of Promissory Note(1)
10.6	Organizational Cost Agreement(1)
10.7	License Agreement(2)
14.1	Code of Ethics of Registrant and the Manager(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on December 10, 2020 and incorporated herein by reference.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on January 25, 2021 and incorporated herein by reference.
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K (File No. 000-56231) filed on March 8, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Direct Lending Corp.

Date: May 6, 2021	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: May 6, 2021	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer