Form 10-Q
period 2021-06-30
BlackRock Direct Lending Corp.
filed 2021-08-05
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021

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

As of June 30, 2021, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on August 4, 2021 was 5,996,102.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2021

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $53,304,936 and $1,983,522, respectively)	$53,833,342	$1,954,482
Total investments (cost of $53,304,936 and $1,983,522, respectively)	53,833,342	1,954,482

Cash and cash equivalents	17,079,421	30,193,016
Interest receivable	258,260	1,187
Deferred debt issuance costs	437,437	—
Deferred offering costs	214,097	205,187
Prepaid expenses and other assets	29,125	22,086
Total assets	71,851,682	32,375,958

Liabilities
Payable for investments purchased	10,413,909	1,983,522
Debt (net of deferred issuance costs of $15,982 and $16,250, respectively)	94,018	93,750
Reimbursements due to the Advisor	58,235	110,960
Management fees payable	45,298	—
Interest and debt related payables	6,094	—
Equity offering costs payable	—	227,985
Accrued expenses and other liabilities	349,262	97,819
Total liabilities	10,966,816	2,514,036

Commitments and contingencies (Note 5)

Net assets	$60,884,866	$29,861,922

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 5,996,102 and 3,010,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$5,996	$3,010
Paid-in capital in excess of par	60,020,682	29,954,394
Distributable earnings (loss)	858,188	(95,482)
Total net assets	60,884,866	29,861,922
Total liabilities and net assets	$71,851,682	$32,375,958

Net assets per share	$10.15	$9.92

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

Investment income	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest income:
Non-controlled, non-affiliated investments	$724,664	$965,254
Other income:
Non-controlled, non-affiliated investments	—	30,000
Total investment income	724,664	995,254

Operating expenses
Administrative expenses	194,206	194,206
Professional fees	95,121	198,878
Director fees	46,000	87,500
Management fees	45,298	50,142
Interest and other debt expenses	17,516	20,904
Custody and transfer agent fees	11,086	21,140
Insurance expense	5,999	12,271
Other operating expenses	11,612	13,989
Total operating expenses	426,838	599,030

Net investment income	297,826	396,224

Realized and unrealized gain (loss)
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	369,001	557,446
Net realized and unrealized gain	369,001	557,446

Net increase in net assets from operations	$666,827	$953,670

Earnings per share	$0.13	$0.23

Basic and diluted weighted average shares outstanding	5,000,499	4,060,501

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	earnings (loss)	Total Net Assets
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922
Issuance of common stock	1,500,858	1,501	15,048,499	—	15,050,000
Offering costs charged to paid-in capital	—	—	(11,399)	—	(11,399)
Net investment income	—	—	—	98,398	98,398
Net realized and unrealized gain	—	—	—	188,445	188,445
Balance at March 31, 2021	4,510,858	$4,511	$44,991,494	$191,361	$45,187,366

Issuance of common stock	1,485,244	1,485	15,048,515	—	15,050,000
Offering costs charged to paid-in capital	—	—	(19,327)	—	(19,327)
Net investment income	—	—	—	297,826	297,826
Net realized and unrealized gain	—	—	—	369,001	369,001
Balance at June 30, 2021	5,996,102	$5,996	$60,020,682	$858,188	$60,884,866

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statement of Cash Flows (Unaudited)

Six Months Ended June 30, 2021
Operating activities
Net increase in net assets resulting from operations	$953,670
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized appreciation/depreciation of investments	(557,446)
Net amortization of investment discounts and premiums	(50,427)
Amortization of deferred debt issuance costs	8,210
Changes in assets and liabilities:
Purchases of investments	(52,212,709)
Proceeds from sales, maturities and pay downs of investments	941,722
Decrease (increase) in interest receivable	(257,073)
Decrease (increase) in prepaid expenses and other assets	(7,039)
Increase (decrease) in payable for investments purchased	8,430,387
Increase (decrease) in reimbursements due to the Advisor	(52,725)
Increase (decrease) in management fees payable	45,298
Increase (decrease) in interest and debt related payables	6,094
Increase (decrease) in accrued expenses and other liabilities	251,442
Net cash used in operating activities	(42,500,596)

Financing activities
Proceeds from shares of common stock sold	30,100,000
Payments of debt issuance costs	(445,379)
Payments of equity offering costs	(267,620)
Net cash provided by financing activities	29,387,001

Net decrease in cash and cash equivalents (including restricted cash)	(13,113,595)
Cash and cash equivalents (including restricted cash) at beginning of period	30,193,016
Cash and cash equivalents (including restricted cash) at end of period	$17,079,421

Supplemental cash flow information
Interest payments	$6,600

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

June 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$1,270,429	$1,252,112	$1,262,806	1.78%	D
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$-	(1,335)	(556)	—	C/D
								1,250,777	1,262,250	1.78%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	11/20/2025	$2,164,417	1,973,949	2,109,224	2.97%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$876,042	858,677	863,777	1.22%	D
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$-	(7,300)	(5,256)	-0.01%	C/D
								851,377	858,521	1.21%
Construction & Engineering
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$339,071	332,861	337,375	0.48%	D
Sunland Asphalt & Construction, LLC	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2022	$169,754	167,453	168,709	0.24%	D
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$1,008,389	990,131	1,003,347	1.41%	D
								1,490,445	1,509,431	2.13%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$980,519	960,909	960,909	1.36%	D
Colony Display, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$-	(9,805)	(9,805)	-0.01%	C/D
								951,104	951,104	1.35%
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/30/2025	$1,612,506	1,650,681	1,548,506	2.18%	B/D

Diversified Financial Services
2-10 Holdco, Inc.	First Lien Incremental Term Loan	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$2,656,470	2,623,812	2,641,329	3.72%	D
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$-	—	(543)	—	C/D
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$2,723,829	2,674,018	2,685,695	3.79%	D
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$3,000,000	2,945,462	2,880,300	4.06%	B/D
								8,243,292	8,206,781	11.57%
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$561,180	552,805	551,864	0.78%	D
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$-	(22,877)	(19,179)	-0.03%	C/D
								529,928	532,685	0.75%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$1,141,285	1,119,216	1,123,025	1.58%	D
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$-	(1,483)	(1,217)	—	C/D
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$2,054,314	2,014,083	2,033,771	2.87%	D
ESO Solutions, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$-	(4,762)	(2,446)	—	C/D
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$800,332	796,330	804,333	1.13%	D
								3,923,384	3,957,466	5.58%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Healthcare Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	6/28/2028	$3,600,000	$3,528,000	$3,528,000	4.98%
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$1,629,699	1,598,488	1,647,626	2.32%	D
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$-	(6,030)	3,478	—	C/D
								5,120,458	5,179,104	7.30%
Insurance
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	3/31/2026	$511,428	486,133	499,333	0.70%	D

Internet Software & Services
McAfee, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	8.25%	9.00%	5/3/2029	$3,000,000	2,955,000	2,977,500	4.20%	D

IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	-	8.00%	8.17%	6/2/2029	$3,000,000	2,970,000	2,970,000	4.19%	D
Idera, Inc.	Second Lien Term Loan	LIBOR(S)	0.75%	6.75%	7.50%	2/4/2029	$1,137,871	1,129,519	1,137,871	1.60%
								4,099,519	4,107,871	5.79%
Media
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	-	7.00%	7.10%	10/19/2026	$130,856	121,096	128,893	0.18%	D

Professional Services
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$3,000,000	2,970,677	2,988,000	4.21%	D
Jobandtalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$750,000	735,934	756,000	1.07%	B/D
Jobandtalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,250,000	2,208,129	2,268,000	3.20%	B/D
Jobandtalent USA, Inc. (United Kingdom)	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$1,000,000	980,531	1,008,000	1.42%	B/D
								6,895,271	7,020,000	9.90%
Road & Rail
Keep Truckin, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$3,000,000	2,956,760	2,994,000	4.22%	D

Software
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25%Cash + 3.75%PIK	8.00%	4/13/2027	$1,218,885	1,195,268	1,201,820	1.69%	D
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25%Cash + 3.75%PIK	8.00%	4/13/2027	$-	(3,134)	(2,275)	—	C/D
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$-	(2,350)	(1,706)	—	C/D
Backoffice Associates Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	4/30/2026	$1,955,616	1,898,384	1,908,681	2.69%	D
Backoffice Associates Holdings, LLC	First Lien Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	4/30/2026	$-	(7,563)	(6,258)	-0.01%	C/D
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$1,462,870	1,434,664	1,454,093	2.05%	B/D
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$-	(3,115)	(975)	—	B/C/D
SEP Vulcan Acquisition, Inc (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$1,210,490	1,186,977	1,208,069	1.70%	B/D
SEP Vulcan Acquisition, Inc (Tasktop) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$-	(3,292)	(346)	—	B/C/D
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$2,211,449	2,167,237	2,167,220	3.06%	D
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$-	(5,840)	(5,841)	-0.01%	C/D
Thunder Purchaser, Inc. (Vector Solutions)	Senior Secured Revolver	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$-	(4,088)	(4,089)	-0.01%	C/D
								7,853,148	7,918,393	11.16%
Trading Companies & Distributors
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	10/15/2025	$1,933,430	1,952,614	1,952,764	2.75%	D
Total Debt Investments - 88.2% of Net Assets								53,304,936	53,713,826	75.72%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Stock	4/28/2028	61	$—	$63,999	0.09%	B/D/E/F

Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	2,394	—	55,517	0.10%	D/E/F

Total Equity Securities - 0.2% of Net Assets				—	119,516	0.19%

Total Investments - 88.4% of Net Assets				$53,304,936	$53,833,342	75.91%

Cash and Cash Equivalents - 28.1% of Net Assets					17,079,421	24.09%

Total Cash and Investments - 116.5% of Net Assets					$70,912,763	100.00%

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

(C)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(D)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.
(E)	Restricted security. (See Note 2)
(F)	Non-income producing investment.

LIBOR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $52,212,709 and $941,722, respectively, for the six months ended June 30, 2021. The total value of restricted securities and bank debt as of June 30, 2021 was $53,833,342 or 75.9% of total cash and investments of the Company.  As of June 30, 2021, approximately 15.8% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2021

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

June 30, 2021

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

At June 30, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs *	3,247,095	—	—	3,247,095
3	Independent third-party valuation sources that employ significant unobservable inputs	50,466,731	—	119,516	50,586,247
3	Advisor valuations with significant unobservable inputs	—	—	—	—
Total		$53,713,826	$—	$119,516	$53,833,342

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$43,832,338	Income approach	Discount rate	7.1% - 13.1% (9.1%)
	6,634,393	Market quotations	Indicative bid/ask quotes	1 (1)
Equity	119,516	Option Pricing Model	EBITDA/Revenue multiples	6.0x (6.0x)
			Implied volatility	60.0%-65.0% (62.3%)
			Term	4.0 years (4.0 years)
	$50,586,247

†	Weighted by fair value

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$18,013,736	$—	$47,832	$18,061,568
Net realized and unrealized gains (losses)	276,962	—	71,684	348,646
Acquisitions *	32,926,235	—	—	32,926,235
Dispositions	(871,298)	—	—	(871,298)
Transfers into Level 3	121,096	—	—	121,096
Ending balance	$50,466,731	$—	$119,516	$50,586,247

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$259,180	$ —	$71,684	$330,864

*	Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (Continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$—	$—
Net realized and unrealized gains (losses)	264,903	—	119,516	384,419
Acquisitions *	50,955,416	—	—	50,955,416
Dispositions	(874,684)	—	—	(874,684)
Transfers into Level 3	121,096	—	—	121,096
Ending balance	$50,466,731	$—	$119,516	$50,586,247

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$247,121	$ —	$119,516	$366,637

*	Includes payments received in kind and accretion of original issue and market discounts

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs *	1,954,482	—	—	1,954,482
3	Independent third-party valuation sources that employ significant unobservable inputs	—	—	—	—
3	Advisor valuations with significant unobservable inputs	—	—	—	—
Total		$1,954,482	$—	$—	$1,954,482

*	For example, quoted prices in inactive markets or quotes for comparable investments

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2021, included in cash and cash equivalents is $17.1 million (28.1% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.01%. There was no restricted cash at June 30, 2021 or December 31, 2020.

Restricted Investments

The Company may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (Continued)

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2021 and December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments dominated in foreign currency at June 30, 2021 and December 31, 2020.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (Inception) to December 31, 2020, the Company incurred $71,685 in organizational expenses. During the six months ended June 30, 2021, the Company did not incur any additional organizational expenses. From November 30, 2020 through June 30, 2021, the Company had incurred a total of $267,620 in offering costs, of which $53,524 has been charged to paid-in capital. The Company will not bear more than $1,000,000 for organization and offering costs.

Deferred Debt Issuance Costs

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (Continued)

likely than not, based on the technical merits, to be sustained upon examination.

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

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

As of December 31, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2020
Tax basis of investments	$1,983,522

Unrealized appreciation	$—
Unrealized depreciation	(29,040)
Net unrealized appreciation/ (depreciation)	$(29,040)

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04 and ASU No. 2021-01, respectively, “Reference Rate Reform

(Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its financial statements.

3. Management Fees, Incentive Fees and Other Expenses

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2021

3. Management Fees, Incentive Fees and Other Expenses — (Continued)

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on ordinary income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the three and six months ended June 30, 2021.

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

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s stockholders (the “Capital Call Facility”). The Capital Call Facility matures on June 16, 2023.  Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. The Capital Call Facility is carried at cost. At June 30, 2021, there were no amounts outstanding under the Capital Call Facility.

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

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2021 and December 31, 2020 as follows:

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2021

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	June 30, 2021	December 31, 2020
2-10 Holdco, Inc.	3/26/2026	$95,345	N/A
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	92,636	N/A
ApprissHealth, LLC (PatientPing)	5/6/2027	76,086	N/A
Aras Corporation	4/13/2027	284,406	N/A
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	260,749	N/A
Colony Display, LLC	6/30/2026	490,260	N/A
ESO Solutions, Inc.	5/3/2027	244,561	N/A
MetroNet Systems Holdings, LLC	6/2/2029	1,155,370	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	3/31/2026	832,467	N/A
Porcelain Acquisition Corporation (Paramount)	4/30/2027	375,447	N/A
Razor Group GmbH (Germany)	4/30/2025	2,387,494	N/A
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	N/A
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	172,927	N/A
Sunland Asphalt & Construction, LLC	1/13/2022	39,271	N/A
Tempus, LLC (Epic Staffing)	2/5/2027	316,216	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	788,551	N/A
Total Unfunded Balances		$7,774,327	$—

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2021, amounts reimbursable to the Advisor totaled $58,235 as reflected in the Statements of Assets and Liabilities. At December 31, 2020, amounts reimbursable to the Advisor totaled $338,945, including $227,985 of equity offering costs payable and $110,960 in other payables to the Advisor.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2021, $194,206 were allocated pursuant to the Administration Agreement.

7. Stockholders’ Equity and Dividends

As of June 30, 2021, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of June 30, 2021, $60.2 million (20% of total commitments) had been called. During the six months ended June 30, 2021, the Company issued 2,986,102 shares, with an average purchase price of $10.07 per share, and par value of $0.001 per share.

8. Subsequent Events

On August 4, 2021, the Company’s board of directors declared a third quarter dividend in the amount of $209,983, or approximately $0.035 per share, payable on September 15, 2021 to stockholders of record as of the close of business on September 1, 2021.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2021

9. Financial Highlights

The financial highlights below show the Company's results of operations for the six months ended June 30, 2021.

Six Months Ended June 30, 2021
Per Common Share
Per share NAV at beginning of period	$9.92

Investment operations:
Net investment income	0.11
Net realized and unrealized gain	0.12
Total from investment operations	0.23
Per share NAV at end of period	$10.15

Total return based on net asset value: (1)	2.32%

Shares outstanding at end of period	5,996,102

Ratios to average net asset value: (2)
Net investment income	1.94%
Expenses (3)	2.94%

Ending net asset value	$60,884,866
Portfolio turnover rate	3.9%
Weighted-average debt outstanding	$94,018
Weighted-average interest rate on debt	12.0%
Weighted-average number of shares of common stock	4,060,501
Average debt per share	$0.02

(1)	Not annualized. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(2)	Annualized.
(3)	Includes all company expenses including interest and other debt expenses.
(4)	Excludes unamortized debt issuance costs which are netted in the Statements of Assets and Liabilities.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2021

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of June 30, 2021.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
As of June 30, 2021	$110,000	$554,499	—	N/A

Information about the Company's senior securities is shown in the following table as of December 31, 2020.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
As of December 31, 2020	$110,000	$272,472	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)	The Company's senior securities are not registered for public trading.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2021

Investment	Acquisition Date
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/26/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2020

Investment	Acquisition Date
N/A	N/A

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2021, 84.2% of our total assets were invested in qualifying assets.

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

Expenses

The Company is responsible for paying the compensation of the Advisor. In addition, the Company is generally responsible for all operating expenses of the Company, and shall pay, and shall reimburse the Advisor or the Administrator and their respective affiliates for, all fees, costs, expenses, liabilities and obligations of the Company relating or attributable to:

•	our organization;
•	calculating our net asset value (including the cost and expenses of any independent valuation firms);
•	interest payable on debt, if any, incurred to finance our investments;
•	the base management fee and any incentive fee;
•	dividends and distributions on our shares of common stock;
•	administration fees payable under the administration agreement;
•	fees payable to third parties relating to, or associated with, making investments;
•	transfer agent and custodial fees;
•	registration fees;
•	taxes;
•	director fees and expenses;
•	costs of preparing and filing reports or other documents with the SEC;
•	costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and
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

Additionally, the investment management agreement provides that the Advisor or its affiliates may be entitled to incentive fee under certain circumstances. According to the terms of such agreement, the incentive fee equals the sum of (1) 12.5% of all ordinary income and (2) 12.5% of all net realized capital gains (net of any net unrealized capital depreciation) less ordinary income incentive fee and capital gains incentive fee previously paid. However, incentive fee will only be paid to the extent the cumulative total return of the Company after incentive fee and including such payment would equal or exceed a 6% annual return on daily weighted-average contributed common equity. The determination of incentive fee is subject to limitations under the 1940 Act and the Advisers Act.

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

As of June 30, 2021, none of our investments were categorized as Level 1, 6.0% were categorized as Level 2 and 94.0% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended June 30, 2021, we invested approximately $32.9 million in senior secured loans in 16 new portfolio companies. Additionally, we received approximately $0.9 million in proceeds from sales or repayments of investments during the three months ended June 30, 2021.

During the six months ended June 30, 2021, we invested approximately $52.2 million in senior secured loans in 28 new portfolio companies. Additionally, we received approximately $0.9 million in proceeds from sales or repayments of investments during the six months ended June 30, 2021.

At June 30, 2021, our investment portfolio of $53.8 million (at fair value) consisted of 29 portfolio companies and was invested 99.8% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 99.8% in senior secured loans and 0.2% in equity investments. Our average portfolio company investment at fair value was approximately $1.9 million. Our largest portfolio company investment by value was approximately 7.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 30.7% of our portfolio at June 30, 2021.

During the period from November 30, 2020 to December 31, 2020, we invested approximately $2.0 million, comprised of one new investment in one senior secured loan.

The industry composition of our portfolio at fair value at June 30, 2021 was as follows:

Industry	Percent of Total Investments
Diversified Financial Services	15.3%
Software	14.7%
Professional Services	13.0%
Healthcare Providers & Services	9.6%
IT Services	7.6%
Health Care Technology	7.4%
Internet Software & Services	5.7%
Road and Rail	5.6%
Beverages	3.9%
Trading Companies & Distributors	3.6%
Diversified Consumer Services	3.0%
Construction & Engineering	2.8%
Automobiles	2.3%
Distributors	1.8%
Building Products	1.6%
Diversified Telecommunication Services	1.0%
Insurance	0.9%
Media	0.2%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 8.7% at June 30, 2021 and 9.5% at December 31, 2020. At June 30, 2021, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and no debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.2% at June 30, 2021. No debt investments in the portfolio were on non-accrual status as of June 30, 2021. At December 31, 2020, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and no debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 100% at December 31, 2020. No debt investments in the portfolio were on non-accrual status as of December 31, 2020.

Results of operations

Investment income

Investment income totaled $724,664 for the three months ended June 30, 2021, of which all was attributable to interest and fees on our debt investments.

Investment income totaled $995,254 for the six months ended June 30, 2021, of which $965,254 was attributable to interest and fees on our debt investments and $30,000 to other income.

Expenses

Total operating expenses totaled $426,838 for the three months ended June 30, 2021, comprised of $194,206 in administrative expenses, $95,121 in professional fees, $45,298 in management fees, $17,516 in interest expense and other debt expenses, and $74,697 in other expenses.

Total operating expenses totaled $599,030 for the six months ended June 30, 2021, comprised of $194,206 in administrative expenses, $198,878 in professional fees, $50,142 in management fees, $20,904 in interest and other debt expenses, and $134,900 in other expenses.

Net investment income

Net investment income was $297,826 for the three months ended June 30, 2021.

Net investment income was $396,224 for the six months ended June 30, 2021.

Net realized and unrealized gain or loss

There was no net realized gain or loss for the three and six months ended June 30, 2021.

For the three months ended June 30, 2021, the change in net unrealized appreciation/depreciation was $369,001, resulting from spread tightening across our portfolio.

For the six months ended June 30, 2021, the change in net unrealized appreciation/depreciation was $557,446, resulting from spread tightening across our portfolio.

Incentive fee

There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the three and six months ended June 30, 2021.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the three and six months ended June 30, 2021.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $666,827 for the three months ended June 30, 2021 and $953,670 for the six months ended June 30, 2021.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the six months ended June 30, 2021.

Shares Issued	2,986,102
Average Price Per Share	$10.07
Proceeds*	$30,069,274

*	Net of offering costs of $30,726

Total debt outstanding as of June 30, 2021 was comprised of unsecured promissory notes with a principal amount of $110,000, at rate of 12% per annum, and a maturity date of December 31, 2050.

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s stockholders (“The Capital Call Facility”). The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. The Capital Call Facility is carried at cost. At June 30, 2021, there were no amounts outstanding under the Capital Call Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2021, the Company’s asset coverage ratio was 55,450%.

Net cash used in operating activities during the six months ended June 30, 2021 was $42.5 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $42.8 million, offset by net investment income (net of non-cash income and expenses) of approximately $0.3 million.

Net cash provided by financing activities was $29.4 million during the six months ended June 30, 2021, consisting of $30.1 million proceeds from shares of common stock sold, partially offset by the payment of $0.3 million of equity offering costs and $0.4 of debt issuance costs.

At June 30, 2021, we had $17.1 million in cash and cash equivalents.

Contractual obligations

We have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive fee, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. The Company may terminate each of the Investment Management Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other party and the Advisor and the Administrator may terminate the Investment Management Agreement or Administration Agreement, as applicable, without penalty upon not less than 120 days’ written notice to the other party.

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

There were no dividends declared for the six months ended June 30, 2021.

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

Recent Developments

On June 23, 2021, the Company filed a Form 8-K announcing that the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s stockholders, subject to leverage and borrowing base restrictions, with a stated maturity date of June 16, 2023.

From July 1, 2021 through July 30, 2021, the Company has invested approximately $5.4 million primarily in 4 senior secured loans with a combined effective yield of approximately 8.4%.

On August 4, 2021, the Company’s board of directors declared a third quarter dividend in the amount of $209,983, or approximately $0.035 per share, payable on September 15, 2021 to stockholders of record as of the close of business on September 1, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2021, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change ($ in millions, except per share data)	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$1,361,796	$0.23
Up 200 basis points	740,442	0.12
Up 100 basis points	119,087	0.02
Down 100 basis points	(4,968)	(0.00)
Down 200 basis points	(4,968)	(0.00)
Down 300 basis points	(4,968)	(0.00)

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2021, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2021, except as below.

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses that may have a material adverse effect on our or a portfolio company's business, results of operations and financial condition.

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our Advisor and other service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Our portfolio companies similarly are dependent on the effectiveness of the information and cybersecurity policies that they and their service providers maintain. An externally caused information security incident, such as a hacker attack, ransomware attack, virus, phishing scam or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential or competitive information. Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

There have been a number of recent highly publicized cases of companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments.

Our Advisor has been the target of attempted cyber-attacks, as well as the co-opting of its brand to create fraudulent websites, and must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt our Advisor’s operations and cause financial losses. Although our Advisor takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. Moreover, due to the complexity and interconnectedness of our Advisor’s systems, the process of upgrading or patching our Advisor’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for external stakeholders who rely upon, or have exposure to, our Advisor’s systems.

In addition, due to our Advisor’s and other service providers’ interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, our Advisor and other service providers may be adversely affected if any of them are subject to a successful cyber-attack or other information security event, including those arising due to the use of mobile and cloud technologies.

Our Advisor and other service providers also routinely transmit and receive personal, confidential or proprietary information by email and other electronic means. Our Advisor and other service providers collaborate with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, our Advisor or our other service providers cannot ensure that they or such third parties have all appropriate controls in place to protect the confidentiality of such information.

Our portfolio companies also have been the target of cyber-attacks, including ransomware attacks, that have affected their ability to conduct ordinary business operations or may subject them to liability to third-party suppliers, vendors or customers. Such cyber-attacks may materially and adversely affect their business results and the value of our investment in them.

Any information security incident or cyber-attack against our Advisor, our other service providers or third parties with whom they are connected or our portfolio companies, including any theft, interception, mishandling or misuse of personal, confidential or proprietary corporate information or other assets, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may have a material adverse effect on our business, results of operations and financial condition.

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
10.1

Revolving Credit Agreement, dated as of June 18, 2021, by and between BlackRock Direct Capital Corp., as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, lead arranger and a lender(4)

14.1	Code of Ethics of Registrant and the Manager(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on December 10, 2020.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on January 25, 2021.
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 8, 2021.
(4)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 23, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Direct Lending Corp.

Date: August 4, 2021	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: August 4, 2021	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer