Form 10-Q
period 2021-09-30
BlackRock Direct Lending Corp.
filed 2021-11-08
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021

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

As of September 30, 2021, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on November 8, 2021 was 5,996,102.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $81,590,031 and $1,983,522, respectively)	$83,296,158	$1,954,482
Total investments (cost of $81,590,031 and $1,983,522, respectively)	83,296,158	1,954,482

Cash and cash equivalents	9,841,643	30,193,016
Interest receivable	465,041	1,187
Deferred debt issuance costs	381,230	—
Deferred offering costs	214,097	205,187
Prepaid expenses and other assets	52,146	22,086
Total assets	94,250,315	32,375,958

Liabilities
Debt (net of deferred issuance costs of $15,847 and $16,250, respectively)	25,094,154	93,750
Payable for investments purchased	5,641,234	1,983,522
Management fees payable	124,250	—
Reimbursements due to the Advisor	73,062	110,960
Interest and debt related payables	56,068	—
Equity offering costs payable	—	227,985
Accrued expenses and other liabilities	482,766	97,819
Total liabilities	31,471,534	2,514,036

Commitments and contingencies (Note 5)

Net assets	$62,778,781	$29,861,922

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 5,996,102 and 3,010,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$5,996	$3,010
Paid-in capital in excess of par	60,020,682	29,954,394
Distributable earnings (loss)	2,752,103	(95,482)
Total net assets	62,778,781	29,861,922
Total liabilities and net assets	$94,250,315	$32,375,958

Net assets per share	$10.47	$9.92

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

Investment income	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$1,499,951	$2,465,205
PIK income:
Non-controlled, non-affiliated investments	11,554	11,554
Other income:
Non-controlled, non-affiliated investments	—	30,000
Total investment income	1,511,505	2,506,759

Operating expenses
Professional fees	127,190	326,068
Administrative expenses	87,554	281,760
Management fees	124,250	174,392
Interest and other debt expenses	150,690	171,594
Director fees	45,926	133,426
Custody and transfer agent fees	7,277	28,417
Insurance expense	6,065	18,336
Other operating expenses	42,296	56,285
Total operating expenses	591,248	1,190,278

Net investment income	920,257	1,316,481

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	5,920	5,920
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	1,177,721	1,735,167
Net realized and unrealized gain	1,183,641	1,741,087

Net increase in net assets from operations	$2,103,898	$3,057,568

Earnings per share*	$0.35	$0.58

Basic and diluted weighted average shares outstanding	5,996,102	4,712,791

*	Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	earnings (loss)	Total Net Assets
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922
Issuance of common stock	1,500,858	1,501	15,048,499	—	15,050,000
Offering costs charged to paid-in capital	—	—	(11,399)	—	(11,399)
Net investment income	—	—	—	98,398	98,398
Net realized and unrealized gain	—	—	—	188,445	188,445
Balance at March 31, 2021	4,510,858	$4,511	$44,991,494	$191,361	$45,187,366

Issuance of common stock	1,485,244	1,485	15,048,515	—	15,050,000
Offering costs charged to paid-in capital	—	—	(19,327)	—	(19,327)
Net investment income	—	—	—	297,826	297,826
Net realized and unrealized gain	—	—	—	369,001	369,001
Balance at June 30, 2021	5,996,102	$5,996	$60,020,682	$858,188	$60,884,866

Net investment income	—	—	—	920,257	920,257
Net realized and unrealized gain	—	—	—	1,183,641	1,183,641
Dividends paid to shareholders	—	—	—	(209,983)	(209,983)
Balance at September 30, 2021	5,996,102	$5,996	$60,020,682	$2,752,103	$62,778,781

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statement of Cash Flows (Unaudited)

Nine Months Ended September 30, 2021
Operating activities
Net increase in net assets resulting from operations	$3,057,568
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(5,920)
Change in net unrealized appreciation/depreciation of investments	(1,735,167)
Net amortization of investment discounts and premiums	(103,927)
Amortization of deferred debt issuance costs	64,552
Interest and dividend income paid in kind	(11,554)
Changes in assets and liabilities:
Purchases of investments	(80,892,586)
Proceeds from sales, maturities and pay downs of investments	1,407,478
Decrease (increase) in interest receivable	(463,854)
Decrease (increase) in prepaid expenses and other assets	(30,060)
Increase (decrease) in payable for investments purchased	3,657,712
Increase (decrease) in management fees payable	124,250
Increase (decrease) in reimbursements due to the Advisor	(37,898)
Increase (decrease) in interest and debt related payables	56,068
Increase (decrease) in accrued expenses and other liabilities	384,947
Net cash used in operating activities	(74,528,391)

Financing activities
Draws on credit facilities	25,000,000
Proceeds from shares of common stock sold	30,100,000
Payments of debt issuance costs	(445,379)
Payments of equity offering costs	(267,620)
Dividends paid to shareholders	(209,983)
Net cash provided by financing activities	54,177,018

Net decrease in cash and cash equivalents (including restricted cash)	(20,351,373)
Cash and cash equivalents (including restricted cash) at beginning of period	30,193,016
Cash and cash equivalents (including restricted cash) at end of period	$9,841,643

Supplemental cash flow information
Interest payments	$50,972

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

September 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$1,191,027	$1,174,493	$1,217,229	1.31%	D
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$-	(1,264)	—	—	C/D
								1,173,229	1,217,229	1.31%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	11/20/2025	$2,052,667	1,880,402	1,950,033	2.09%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$873,852	857,083	868,609	0.93%	D
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$-	(6,990)	(2,253)	0.00%	C/D
								850,093	866,356	0.93%
Construction & Engineering
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$338,219	332,273	334,837	0.36%	D
Sunland Asphalt & Construction, LLC	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2022	$6,334	5,061	4,244	0.00%	D
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$1,005,855	988,373	995,797	1.07%	D
								1,325,707	1,334,878	1.43%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$956,006	937,932	945,490	1.02%	D
Colony Display, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$-	(9,319)	(5,393)	-0.01%	C/D
								928,613	940,097	1.01%
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$2,923,560	2,960,588	2,911,560	3.13%	B/D
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	0.00%	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$534,835	534,835	721,493	0.77%	B/D
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$2,815,986	2,839,870	2,838,514	3.05%	D
								6,335,293	6,471,567	6.95%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$2,649,813	2,618,884	2,646,633	2.84%	D
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$-	—	(114)	0.00%	C/D
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2026	$1,250,000	1,237,500	1,237,500	1.33%	B/D
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$2,723,829	2,675,379	2,685,695	2.88%	D
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$3,000,000	2,948,094	2,942,100	3.16%	B/D/G
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan (3.0% Exit Fee)	LIBOR(M)	1.00%	9.25%	10.25%	2/11/2025	$1,000,000	980,595	980,700	1.05%	B/D/G
								10,460,452	10,492,514	11.26%
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$561,180	553,016	559,665	0.60%	D
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$1,155,370	1,133,052	1,152,251	1.24%	D
								1,686,068	1,711,916	1.84%
Energy Equipment & Services
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$1,076,305	1,060,308	1,062,313	1.14%	D
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$-	(1,367)	(2,394)	0.00%	C/D
								1,058,941	1,059,919	1.14%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$1,141,285	1,121,576	1,128,731	1.20%	D
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$-	(1,421)	(837)	0.00%	C/D
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$2,054,314	2,014,908	2,048,151	2.20%	D
ESO Solutions, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$-	(4,560)	(734)	0.00%	C/D
ESO Solutions, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$641,973	629,413	640,047	0.69%	D
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$800,332	796,330	810,736	0.87%	D
								4,556,246	4,626,094	4.96%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Healthcare Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	7.00%	6/28/2028	$3,600,000	$3,530,084	$3,595,500	3.85%	D
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$1,625,615	1,595,394	1,658,128	1.78%	D
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$-	(5,763)	6,324	0.01%	C/D
Tempus, LLC (Epic Staffing)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$-	(13,176)	26,351	0.03%	C/D
								5,106,539	5,286,303	5.67%
Insurance
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	3/31/2026	1,340,534	$1,316,265	$1,353,939	1.45%	D
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	3/11/2026	1,861,045	1,810,122	1,882,293	2.02%	D
								3,126,387	3,236,232	3.47%
Internet Software & Services
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$516,258	506,045	505,726	0.54%	D
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$-	(4,786)	(4,937)	-0.01%	C/D
Civic Plus, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$-	(957)	(987)	0.00%	C/D
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$3,000,000	2,957,036	3,000,000	3.22%	D
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$1,020,610	1,001,127	1,021,631	1.10%	D
								4,458,465	4,521,433	4.85%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	0.00%	8.00%	8.17%	5/28/2029	$3,000,000	2,971,029	3,042,000	3.27%	D
Idera, Inc.	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	2/4/2029	$1,137,871	1,129,755	1,146,405	1.23%
								4,100,784	4,188,405	4.50%
Media
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	0.00%	7.00%	7.08%	10/19/2026	$130,856	121,448	126,222	0.14%	D

Professional Services
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$3,000,000	2,971,203	3,006,000	3.23%	D
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$750,000	736,486	759,750	0.82%	B/D
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,250,000	2,210,111	2,279,250	2.45%	B/D
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$1,000,000	981,672	1,013,000	1.09%	B/D
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	8/17/2026	$438,158	435,258	441,444	0.47%	D
								7,334,730	7,499,444	8.06%
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$2,800,000	2,800,000	2,794,400	3.00%	B/D

Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$3,000,000	2,958,694	3,000,000	3.22%	D
Keep Truckin, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$1,000,000	985,630	1,000,000	1.07%	D
								3,944,324	4,000,000	4.29%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25%Cash + 3.75%PIK	8.00%	4/13/2027	$1,230,439	$1,207,464	$1,220,595	1.31%	D
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75%PIK	8.00%	4/13/2027	$-	(3,000)	(1,300)	0.00%	C/D
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$-	(2,250)	(975)	0.00%	C/D
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$2,559,435	2,521,103	2,521,043	2.71%	D
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$-	(3,724)	(3,764)	0.00%	C/D
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$-	(3,724)	(3,764)	0.00%	C/D
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	10/23/2026	$748,111	740,770	739,807	0.79%	D
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	9/24/2026	$622,506	610,091	610,056	0.66%	D
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$53,762	52,162	52,848	0.06%	D
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$1,950,727	1,896,062	1,917,565	2.06%	D
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	0.00%	6.75%	10.00%	4/30/2026	$91,262	84,083	86,829	0.09%	D
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$1,462,870	1,435,405	1,468,722	1.58%	B/D
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$-	(2,981)	—	0.00%	B/C/D
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$1,210,490	1,187,634	1,222,595	1.31%	B/D
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$-	(3,149)	—	0.00%	B/C/D
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$2,205,920	2,162,764	2,162,463	2.32%	D
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$582,652	571,280	571,174	0.61%	D
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$534,884	524,249	524,347	0.56%	D
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	PRIME	0.00%	4.75%	8.00%	6/30/2028	$-	(3,975)	(4,027)	0.00%	C/D
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$-	(9,201)	(9,163)	-0.01%	C/D
								12,961,063	13,075,051	14.05%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$3,036,613	2,977,513	3,000,174	3.22%	D

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.00%	9/17/2016	$4,516,650	4,403,734	4,403,734	4.73%	B/D

Total Debt Investments - 131.9% of Net Assets								81,590,031	82,802,001	88.90%

Equity Securities
Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	—	433,134	0.47%	B/D/E/F

Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	2,394	—	57,863	0.06%	B/D/E/F
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock					8/27/2031	299	—	3,160	0.00%	B/D/E/F
								—	61,023	0.06%

Total Equity Securities - 0.8% of Net Assets								—	494,157	0.53%

Total Investments - 132.7% of Net Assets								$81,590,031	$83,296,158	89.43%

Cash and Cash Equivalents - 15.7% of Net Assets									9,841,643	10.57%

Total Cash and Investments - 148.4% of Net Assets									$93,137,801	100.00%

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

(C)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(D)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.
(E)	Restricted security. (See Note 2)
(F)	Non-income producing investment.
(G)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

LIBOR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $80,904,140 and $1,407,478, respectively, for the nine months ended September 30, 2021. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2021 was $83,296,158 or 89.4% of total cash and investments of the Company.  As of September 30, 2021, approximately 24.8% of the total assets of the Company were not-qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2021

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

September 30, 2021

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

At September 30, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs *	3,222,660	—	—	3,222,660
3	Independent third-party valuation sources that employ significant unobservable inputs	79,579,341	—	494,157	80,073,498
Total		$82,802,001	$—	$494,157	$83,296,158

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$70,583,404	Income approach	Discount rate	6.8% - 12.9% (8.9%)
	8,274,444	Market quotations	Indicative bid/ask quotes	1 (1)
	721,493	Option Pricing Model	EBITDA/Revenue multiples	4.3x (4.3x)
			Implied volatility	60.0% (60.0%)
			Term	3.5 years (3.5 years)
Equity	494,157	Option Pricing Model	EBITDA/Revenue multiples	4.3x (4.3x)
			Implied volatility	60.0% (60.0%)
			Term	3.5 years (3.5 years)
$80,073,498

†	Weighted by fair value

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$50,466,731	$—	$119,516	$50,586,247
Net realized and unrealized gains (losses)	856,024	—	374,641	1,230,665
Acquisitions *	28,732,471	—	—	28,732,471
Dispositions	(354,789)	—	—	(354,789)
Transfers out of Level 3 †	(121,096)	—	—	(121,096)
Ending balance	$79,579,341	$—	$494,157	$80,073,498

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$866,398	$—	$374,641	$1,241,039

*	Includes payments received in kind and accretion of original issue and market discounts

†        Comprised of one investment that was transferred to Level 2 due to increased observable market activity

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (Continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$—	$—
Net realized and unrealized gains (losses)	1,120,927	—	494,157	1,615,084
Acquisitions *	79,687,887	—	—	79,687,887
Dispositions	(1,229,473)	—	—	(1,229,473)
Ending balance	$79,579,341	$—	$494,157	$80,073,498

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,113,519	$—	$494,157	$1,607,676

*	Includes payments received in kind and accretion of original issue and market discounts

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs *	1,954,482	—	—	1,954,482
3	Independent third-party valuation sources that employ significant unobservable inputs	—	—	—	—
Total		$1,954,482	$—	$—	$1,954,482

*	For example, quoted prices in inactive markets or quotes for comparable investments

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2021, included in cash and cash equivalents is $9.8 million (15.7% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.01%. At December 31, 2020, included in cash and cash equivalents is $28.6 million (95.8% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.03%. There was no restricted cash at September 30, 2021 or December 31, 2020.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (Continued)

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2021 and December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments dominated in foreign currency at September 30, 2021 and December 31, 2020.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (Inception) to December 31, 2020, the Company incurred $71,685 in organizational expenses. During the nine months ended September 30, 2021, the Company did not incur any additional organizational expenses. From November 30, 2020 through September 30, 2021, the Company had incurred a total of $267,620 in offering costs, of which $53,523 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (Continued)

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

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

3. Management Fees, Incentive Fees and Other Expenses

On November 30, 2020, the Company entered into an investment management agreement with the Advisor. Under the agreement, the Advisor, for its service to the Company, is entitled to receive a management fee from the Company and an incentive fee. The

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2021

3. Management Fees, Incentive Fees and Other Expenses — (Continued)

management fee is calculated at an annual rate of 0.90% of the Company’s total assets (excluding cash and cash equivalents) and payable quarterly in arrears. For the period from the date the Company first issues shares of common stock to one or more investors (other than the Advisor and its affiliates) through the end of the first calendar quarter, no management fee is payable. Subsequently, the management fee is calculated based on the value of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The management fees for any partial quarter are appropriately prorated.

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on ordinary income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the three and nine months ended September 30, 2021.

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

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s stockholders (the “Capital Call Facility”). The Capital Call Facility matures on June 16, 2023.  Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. The Capital Call Facility is carried at cost. At September 30, 2021, there was $25.0 million of debt outstanding under the Capital Call Facility.

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

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2021 and December 31, 2020 as follows:

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2021

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2021	December 31, 2020
2-10 Holdco, Inc.	3/26/2026	$95,345	N/A
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	92,635	N/A
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	N/A
Aras Corporation	4/13/2027	284,406	N/A
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	169,487	N/A
Civic Plus, LLC	8/25/2027	290,395	N/A
Colony Display, LLC	6/30/2026	490,260	N/A
CyberGrants Holdings, LLC	9/8/2027	501,850	N/A
ESO Solutions, Inc.	5/3/2027	244,561	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	3/11/2026	795,061	N/A
Porcelain Acquisition Corporation (Paramount)	4/30/2027	375,447	N/A
Razor Group GmbH (Germany)	9/30/2025	1,076,440	N/A
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	N/A
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	172,927	N/A
Sunland Asphalt & Construction, LLC	1/13/2022	202,691	N/A
Tempus, LLC (Epic Staffing)	2/5/2027	1,633,784	N/A
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	184,181	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	669,556	N/A
Total Unfunded Balances		$7,517,653	$—

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2021, amounts reimbursable to the Advisor totaled $73,062 as reflected in the Statement of Assets and Liabilities. At December 31, 2020, amounts reimbursable to the Advisor totaled $338,945, including $227,985 of equity offering costs payable and $110,960 in other payables to the Advisor.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended September 30, 2021, $87,554 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement. For the nine months ended September 30, 2021, $281,760 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement.

7. Stockholders’ Equity and Dividends

As of September 30, 2021, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of September 30, 2021, $60.2 million (20% of total commitments) had been called. During the nine months ended September 30, 2021, the Company issued 2,986,102 shares, with an average purchase price of $10.07 per share, and par value of $0.001 per share.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
August 4, 2021	September 1, 2021	September 15, 2021	Regular	$0.035	$209,983
				$0.035	$209,983

8. Subsequent Events

On November 8, 2021, the Company’s board of directors declared a fourth quarter dividend in the amount of $1,106,497, or approximately $0.185 per share, payable on December 15, 2021 to stockholders of record as of the close of business on December 1, 2021.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2021

9. Financial Highlights

The financial highlights below show the Company's results of operations for the nine months ended September 30, 2021.

Nine Months Ended September 30, 2021
Per Common Share
Per share NAV at beginning of period	$9.92

Investment operations: (1)
Net investment income	0.26
Net realized and unrealized gain	0.32
Total from investment operations	0.58
Dividends to common shareholders	(0.03)
Per share NAV at end of period	$10.47

Total return based on net asset value: (2)	5.85%

Shares outstanding at end of period	5,996,102

Ratios to average net asset value: (3)
Net investment income	3.66%
Expenses (4)	3.31%

Ending net asset value	$62,778,781
Portfolio turnover rate	3.6%
Weighted-average debt outstanding	$3,516,593
Weighted-average interest rate on debt	4.1%
Weighted-average number of shares of common stock	4,712,791
Weighted-average debt per share	$0.75

(1)	Per share changes in net asset value are computed based on the actual number of shares outstanding and capital activity during the time periods such activity occurred.
(2)	Not annualized. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(3)	Annualized.
(4)	Includes all company expenses including interest and other debt expenses.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2021

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of September 30, 2021.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes	$110,000	$776,212	—	N/A
Capital Call Facility	25,000,000	3,510	—	N/A

Information about the Company's senior securities is shown in the following table as of December 31, 2020.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes	$110,000	$272,472	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)	The Company's senior securities are not registered for public trading.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2021

Investment	Acquisition Date
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2020

Investment	Acquisition Date
N/A	N/A

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

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2021, 75.2% of our total assets were invested in qualifying assets.

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

As of September 30, 2021, none of our investments were categorized as Level 1, 3.9% were categorized as Level 2 and 96.1% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2021, we invested approximately $28.7 million, comprised of investments in 11 new and 8 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments.

Of these investments, $28.7 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $0.5 million in proceeds from sales or repayments of investments during the three months ended September 30, 2021.

During the nine months ended September 30, 2021, we invested approximately $80.9 million, comprised of investments in 39 new portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $80.9 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $1.4 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2021.

At September 30, 2021, our investment portfolio of $83.3 million (at fair value) consisted of 40 portfolio companies and was invested 99.4% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 99.4% in senior secured loans and 0.6% in equity investments. Our average portfolio company investment at fair value was approximately $2.1 million. Our largest portfolio company investment by value was approximately 5.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 24.6% of our portfolio at September 30, 2021.

During the period from November 30, 2020 to December 31, 2020, we invested approximately $2.0 million, comprised of one new investment in one senior secured loan.

          The industry composition of our portfolio at fair value at September 30, 2021 was as follows:

Industry	Percent of Total Investments
Software	15.7%
Diversified Financial Services	12.6%
Professional Services	9.0%
Diversified Consumer Services	8.3%
Healthcare Providers & Services	6.3%
Health Care Technology	5.6%
Internet Software & Services	5.4%
Wireless Telecommunication Services	5.3%
IT Services	5.0%
Road & Rail	4.8%
Insurance	3.9%
Specialty Retail	3.6%
Real Estate Management & Development	3.4%
Beverages	2.3%
Diversified Telecommunication Services	2.1%
Construction & Engineering	1.6%
Automobiles	1.5%
Commercial Services & Supplies	1.3%
Distributors	1.1%
Building Products	1.0%
Media	0.2%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 8.0% at September 30, 2021 and 9.5% at December 31, 2020. At September 30, 2021, 99.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.9% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.0% at September 30, 2021. No debt investments in the portfolio were on non-accrual status as of September 30, 2021. At December 31, 2020, 100% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and no debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 100% at December 31, 2020. No debt investments in the portfolio were on non-accrual status as of December 31, 2020.

Results of operations

Investment income

Investment income totaled $1,511,505 for the three months ended September 30, 2021, of which all was attributable to interest and fees on our debt investments.

Investment income totaled $2,506,759 for the nine months ended September 30, 2021, of which $2,476,759 was attributable to interest and fees on our debt investments and $30,000 to other income.

Expenses

Total operating expenses totaled $591,248 for the three months ended September 30, 2021, comprised of $127,190 in professional fees, $87,554 in administrative expenses, $124,250 in management fees, $150,690 in interest expense and other debt expenses, and $101,564 in other expenses.

Total operating expenses totaled $1,190,278 for the nine months ended September 30, 2021, comprised of $326,068 in professional fees, $281,760 in administrative expenses, $174,392 in management fees, $171,594 in interest and other debt expenses, and $236,464 in other expenses.

Net investment income

Net investment income was $920,257 for the three months ended September 30, 2021.

Net investment income was $1,316,481 for the nine months ended September 30, 2021.

Net realized and unrealized gain or loss

For the three and nine months ended September 30, 2021, the net realized gain was $5,920.

For the three months ended September 30, 2021, the change in net unrealized appreciation/depreciation was $1,177,721. Included in unrealized appreciation was a $369,135 unrealized gain on our investment in Razor Group Series A1 warrants, as well as other gains across the portfolio.

For the nine months ended September 30, 2021 the change in net unrealized appreciation/depreciation was $1,735,167, resulting from spread tightening across our portfolio.

Incentive fee

There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the three and nine months ended September 30, 2021.

Income tax expense, including excise tax

The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code (the "Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the three and nine months ended September 30, 2021.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $2,103,898 for the three months ended September 30, 2021 and $3,057,568 for the nine months ended September 30, 2021.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the nine months ended September 30, 2021.

Shares Issued	2,986,102
Average Price Per Share	$10.07
Proceeds*	$30,069,274

*	Net of offering costs of $30,726

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s stockholders (“The Capital Call Facility”). The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. The Capital Call Facility is carried at cost. At September 30, 2021, there was $25.0 million drawn on the Capital Call Facility.

Total debt outstanding as of September 30, 2021 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2021, the Company’s asset coverage ratio was 349%.

Net cash used in operating activities during the nine months ended September 30, 2021 was $74.5 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $79.5 million, offset by net investment income (net of non-cash income and expenses) of approximately $5.0 million.

Net cash provided by financing activities was $54.2 million during the nine months ended September 30, 2021, consisting of $30.1 million proceeds from shares of common stock sold, $25.0 million drawn on the Credit Call Facility, partially offset by the payment of $0.3 million of equity offering costs, $0.4 million of debt issuance costs and $0.2 million dividends paid to shareholders.

At September 30, 2021, we had $9.8 million in cash and cash equivalents.

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

We declared $209,983 of dividends for the nine months ended September 30, 2021.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

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

Recent Developments

From October 1, 2021 through November 2, 2021, the Company has invested approximately $13.4 million primarily in 5 senior secured loans with a combined effective yield of approximately 7.8%.

On November 8, 2021, the Company’s board of directors declared a fourth quarter dividend in the amount of $1,106,497, or approximately $0.185 per share, payable on December 15, 2021 to stockholders of record as of the close of business on December 1, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2021, 99.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statements of Assets and Liabilities as of September 30, 2021, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change ($ in millions, except per share data)	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$1,042,620	$0.17
Up 200 basis points	469,889	0.08
Up 100 basis points	(96,110)	(0.02)
Down 100 basis points	16,289	0.00
Down 200 basis points	16,289	0.00
Down 300 basis points	16,289	0.00

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2021, we are currently not a party to any pending material legal proceedings.

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

BlackRock Direct Lending Corp.

Date: November 8, 2021	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: November 8, 2021	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer