Form 10-K
period 2021-12-31
BlackRock Direct Lending Corp.
filed 2022-03-03
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2021

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

As of December 31, 2021, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on March 2, 2022 was 8,371,979.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK DIRECT LENDING CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Part I

In this annual report in Form 10-K, except as otherwise indicated, the terms:

“Company,” "we," "us" and "our" refer to BlackRock Direct Lending Corp., a Delaware corporation;

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

•	Success of the Company’s investments depends on complex legal and financial analysis.
•	Shares of our common stock are not insured or guaranteed by any person or entity.
•	Shares of our common stock are subject to restrictions on transfer.
•	We cannot assure you that a trading market for our common stock will develop or be maintained.
•	Stockholders will not have any direct interests in our investments.
•	A stockholder default could have adverse consequences on the Company.
•	Stockholders may receive confidential information.
•	Our investments are risky and highly speculative, and we could lose all or part of our investments.
•	Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.
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
•

A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities and, as a result, there may be uncertainty regarding the value of our portfolio investments.

•	Our Advisor and its affiliates and employees may have certain conflicts of interest.
•	Our incentive compensation may induce our Advisor to make certain investments, including speculative investments.
•	Our assets may be difficult to value.
•	We have a limited operating history.
•	We are dependent on key personnel of the Advisor.
•	We may expose ourselves to risks if we engage in hedging transactions.

•	We may be exposed to risks associated with total rate of return swaps and other credit derivatives.
•	We may be exposed to risks associated with collateral management requirements.
•	Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.
•	We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•	Board or committee participation may limit our ability to engage in certain transactions.
•	We may be exposed to risks associated with third-party litigation.
•	There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims or equitable subordination.
•	The Company may rely upon projections, forecasts or estimates developed by the Advisor and/or a portfolio company concerning the portfolio company’s future performance and cash flow.
•	We may face competition and potential for insufficient investment opportunities.
•	We may be exposed to risks associated with brokerage and portfolio turnover.
•	Our portfolio companies may be highly leveraged.
•	We may be exposed to risk associated with trade errors.
•	We may be exposed to counterparty risk.
•	We may be exposed to systemic risk.
•	Our risk control framework may not be completely effective.
•	We will be responsible for the payment of certain fees and expenses regardless of profits.
•	We may be subject to sanctions arising out of our operations.
•	We may be subject to increased compliance and legal risk.
•	We will be subject to certain state and local laws and regulations.
•	We will be subject to certain tax risks.
•	We are subject to risks associated with general economic and market conditions.
•	Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
•	We may experience cyber-security incidents and are subject to cyber-security risks.
•	Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•	The phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
•	We are subject to risks related to our regulation and operation as a Business Development Company (“BDC”).
•	We are subject to certain risks if we use leverage under our credit facility.

Item 1.  Business

BlackRock Direct Lending Corp.

The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to target high risk-adjusted returns produced primarily from current income generated by investing primarily in senior secured corporate debt instruments. The Company primarily targets investments in companies headquartered in North America but will have the ability to invest in compelling opportunities in other jurisdictions, subject to regulatory limitations and other investment restrictions.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

The Company was formed in October 2020. The Company has offered and may continue to offer and sell shares of common stock in private placement transactions pursuant to certain exemptions of the Securities Act, the laws of the states and jurisdictions where any offering is made. The Company expects to enter into separate “subscription agreements” with investors, pursuant to which investors make commitments to purchase shares of common stock (referred to herein as “Capital Commitments”). Investors are required to make capital contributions to purchase shares of common stock each time the Company delivers a capital call notice, in an aggregate amount not to exceed each investor’s respective remaining Capital Commitment. Until the Final Closing Date (as defined herein), the Company may accept additional Capital Commitments from time to time from new investors as well as existing investors that wish to increase their commitment in the Company.

The Company commenced operations on November 30, 2020.

Investment Strategy

The Company’s investment activities are managed by the Advisor, a subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock” or the “Firm”). BlackRock believes that the Advisor’s deep and experienced investment team, organized across 19 industry-focused verticals, is among the most tenured in the direct lending market, having invested in the strategy across multiple market cycles for more than 20 years. This depth of experience enables the team to not only identify more complex, unique and less competitive investments, but also to structure customized downside protection and better target outsized risk-adjusted returns. The Advisor utilizes a broad, multi-channel deal origination network across both primary and secondary market sources.

The Company benefits from BlackRock’s successful strategy of investing in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. The Company generally invests in privately-originated, performing senior secured debt of eligible portfolio companies (as described below under “—Qualifying Assets”), subject to the Company’s investment objective and strategies. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisor, distressed. The Company holds positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisor believes provides flexibility to adapt to changing market conditions. The Company may invest in securities of any maturity and credit quality.

The Company benefits from BlackRock’s broad and established sourcing network to seek attractive investment opportunities across all market environments. BlackRock is one of the largest corporate lenders in the world and a long-tenured participant in the private debt markets. As such, it has diversified sourcing channels and maintains an active dialogue with industry and sector contacts, banks, brokers, sponsors, secondary desks, client relationships, other credit-focused Advisors and its well-established network of industry experts and executive-level operating professionals – all of which help to produce attractive deal flow. The Company pursues primary loan originations as its core strategy with capacity for secondary market accumulations when appropriate. A long-established history of investing in both of these segments affords BlackRock the flexibility to pursue what it views as superior risk-adjusted returns in a variety of market conditions. While the Advisor invests the majority of the Company’s capital in primary market deal flow, during periods of broader capital markets volatility, the Advisor may focus attention on secondary market accumulations of undervalued loans offered at what it perceives as attractive discounts relative to the underlying borrower credit fundamentals. Similarly, when investment opportunities in the secondary market become less attractive, the Advisor expects to focus greater attention on primary market originated financings. BlackRock has found that the ability to evaluate and execute both primary and secondary middle-market deal flow is a significant competitive advantage. Furthermore, the Advisor is supported by the BlackRock Capital Markets group, a dedicated capital markets team responsible for sourcing private and illiquid investment opportunities across the BlackRock Alternatives platform. The BlackRock Capital Markets group provides global, comprehensive sourcing coverage by geography, asset class and transaction type and further supplements the Advisor’s deal sourcing by maintaining close relationships across multiple sourcing channels.

BlackRock’s direct lending strategy provides debt financing to meet the distinct and underserved needs of primarily North American middle-market companies. The Advisor generally targets for the Company what it views as healthy businesses that are seeking capital for various objectives, including but not limited to, growth, acquisitions, refinancings/recapitalizations, expansion stage venture lending and LBO activity. BlackRock actively seeks to uncover what it believes are overlooked, asset-rich opportunities with a degree of complexity “outside-of the-box” for traditional senior debt providers. This complexity does not include an element of stress or distress, but may take the form of structural, situational, legal or regulatory concerns, or may result from an industry or sector that is out of favor. In addition, BlackRock is able to utilize its complementary stressed/distressed expertise to more effectively diligence and negotiate complex direct lending investments, manage downside protection and proactively recognize potential problem investments.

BlackRock has built a reputation as a value-added partner in complex or misunderstood opportunities, given its ability to diligence and underwrite such complexity. The Advisor believes its deep industry and credit experience distinguishes its reputation, allowing BlackRock to uncover opportunities that less-experienced managers are either not qualified to analyze, or are under-resourced to properly evaluate. BlackRock continues its longstanding practice of seeking to alter the risk/reward balance in favor of its clients by using a hands-on approach to seek to create superior risk-adjusted returns while protecting value in challenging situations when required.

Competitive Strengths

BlackRock believes that the following characteristics distinguish it from other firms and allow the Company to maximize the risk/reward ratio of a given investment opportunity.

Proven Strategy

BlackRock has successfully applied its direct lending strategy throughout its history to generate attractive investment opportunities in all phases of a market cycle. Since 2000, BlackRock has deployed more than $28.5 billion across approximately 615 companies in its direct lending strategy. BlackRock believes that the following elements of its direct lending strategy are designed to enable the Company to generate above-market yields:

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

A Leader in Alternative Credit Investing

BlackRock is the world’s largest publicly traded investment management firm, with approximately $10.0 trillion of assets under management as of December 31, 2021. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

For 35+ years, including through legacy entities, BlackRock has been creating and managing alternatives portfolios. BlackRock has continually grown investment capabilities in response to, and in anticipation of, client needs. This strategic commitment is reflected in the considerable human and technological resources it has developed in order to ensure the long-term success of its alternatives platform. BlackRock has also hired respected industry professionals to complement its homegrown talent. Today, BlackRock has over 1,000+ professionals dedicated solely to alternatives across 25+ global investment centers. BlackRock’s strong governance and scale enable its investment teams to focus solely on investing and benefit from accessing more deals, research, and insight than they would as independent businesses. BlackRock’s scale helps it deliver sourcing, performance, and solutions that aim to help clients achieve objectives.

The Advisor’s leadership team comprises a subset of former Tennenbaum Capital Partners, LLC (“TCP”) senior professionals and is supplemented by comparable senior professionals from BlackRock. TCP was a leading alternative Advisor founded in 1999 with a proven track record of investing in direct lending across multiple market cycles prior to entering into the below described transaction with BlackRock. In August 2018, BlackRock acquired TCP, expanding BlackRock’s capabilities in the private credit sector. BlackRock believes that the Company benefits from blending TCP’s experience in U.S. direct lending with BlackRock’s resources, relationships and global platform. BlackRock is a differentiated Advisor in middle-market direct lending, primarily, for three reasons:

I.

Since 2000, BlackRock has invested over $28.5 billion in approximately 615 portfolio companies. The Advisor has generated performance through a substantial volume of activity over many years and across multiple market cycles.

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

Value-Oriented Direct Lending Investment Strategy

The Company benefits from BlackRock’s successful strategy of investing in privately-originated, performing senior secured debt primarily issued by North American middle-market companies. This strategy employs a value-oriented approach, with a preference for unique and often less-competitive deals that may have been overlooked due to industry, legal/regulatory or transactional complexity or prior individual company performance. BlackRock leverages its deep credit and industry experience in an effort to unlock value in these opportunities and ultimately provide strong risk-adjusted returns.

Compelling Middle-Market Opportunity

The Company invests in senior secured debt investments primarily in the North American middle market, which BlackRock defines as companies with enterprise values between $100 million and $1.5 billion. The targeted “sweet spot” tends to be companies with enterprise values from $100 million to $750 million. BlackRock believes this market segment provides attractive investment opportunities due to three key factors: (1) largest number of established companies in the U.S. market are in this segment; (2) fewer financing alternatives are available for these borrowers than for large capitalization companies; (3) long-term relationships and experience are required to source unique transaction flow in this market segment. In particular, BlackRock believes the direct lending strategy has developed into a core asset class that serves the needs of this segment of the U.S. economy. BlackRock has established itself as a leader in this segment over almost two decades with a reputation for reliability and creativity in structuring financing solutions.

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

BlackRock believes that the growth of small-to-medium sized businesses will be key to growth for all developed economies, and in particular, the United States. Middle market companies represent approximately one-third of U.S. private sector GDP and employ nearly 48 million people, providing approximately one-third of all U.S. jobs as of December 31, 2021, according to the National Center for the Middle Market. BlackRock anticipates that direct lending providers to the middle market will enable these businesses to access capital that is increasingly difficult for them to obtain from traditional bank sources yet is important for continued economic growth.

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

The competitive dynamics in the middle-market have created a favorable environment for direct lenders with the relevant industry experience to appropriately structure loans for middle-market borrowers. Originating and underwriting such loans requires an established sourcing network and the ability to identify unique situations whereby higher yields may be combined with appropriate structural protections for the lender. For these reasons, BlackRock believes that the Company continues to be well-positioned to continue this historical practice of carefully selecting appropriate risk-adjusted return opportunities in the evolving middle-market. BlackRock’s expertise in navigating situations that incorporate an element of industry-specific complexity and/or require speed of execution, as well as its strict focus on downside protection, allow BlackRock to continue to generate attractive risk-adjusted returns regardless of market cycle.

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

Deal Sourcing

BlackRock’s deal flow advantage comes from its proprietary network and research, earned over an exceptionally long and successful market tenure. The majority of investments in the Company are generated from primary market sources and also include opportunistic secondary purchases. The Advisor’s investment professionals have long-term relationships with a wide range of deal sources including industry-focused bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, trading desks (both regional and money center), research analysts, liquidators, accounting firms, fund management teams, board members of former portfolio companies, former colleagues at other high-quality investment firms and other operating professionals to facilitate deal flow. The Advisor also expects to continue to leverage the significant BlackRock organizational resources at its disposal by communicating with members of BlackRock’s global credit platform, including investment-grade credit analysts, sub-investment grade credit analysts, real estate (both equity and debt) and private equity teams and with professionals in risk and quantitative analysis. Furthermore, the Advisor is supported by the BlackRock Capital Markets group, a dedicated capital markets team responsible for sourcing private and illiquid investment opportunities across the BlackRock Alternatives platform. The BlackRock Capital Markets group provides global, comprehensive sourcing coverage by geography, asset class and transaction type and further supplements the Advisor’s deal sourcing by maintaining close relationships across multiple sourcing channels.

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

Due Diligence

The foundation of BlackRock’s investment process is intensive investment research and analysis by the Firm’s experienced investment professionals. A majority of the Advisor’s leadership team has worked together for more than 13 years at BlackRock including their predecessor firm TCP; collectively, they possess a level of direct lending investing experience that is difficult to replicate. In addition to the abundant internal relationships and resources available through BlackRock’s global platform, its in-house knowledge is supplemented with industry experts with direct senior-level management experience in the sectors it targets. The process of rigorously and comprehensively analyzing issuers of securities or loans includes a quantitative and qualitative assessment of the company’s business, an evaluation of its management, business strategy, industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. BlackRock’s due diligence process includes:

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

Investment Committee and Decision-making

BlackRock’s transaction evaluation is organized around a centralized investment committee that provides for a consistent, repeatable decision-making process. BlackRock’s investment committee for the Company’s portfolio (the “Investment Committee”) includes all investment professionals of the Advisor and key senior-level constituents from other functional groups including BlackRock’s Risk and Qualitative Analysis (“RQA”) group. The “Voting Members” of the Investment Committee will be drawn from a pool of the Advisor’s senior professionals. The Investment Committee is currently comprised of five permanent Voting Members and three rotating Voting Members (rotating Voting Members will vote during certain established time intervals). The Investment Committee generally meets weekly (or more frequently, if determined necessary) and all key professionals are invited and encouraged to attend. Transactions are brought before the Investment Committee and presented by the industry-led deal teams and accompanied by detailed investment memoranda distributed for review in advance of each meeting. Buy/sell recommendations are debated vigorously and all members of the Investment Committee are encouraged to contribute to the discussion. No Voting Member of the Investment Committee holds a veto and a simple majority vote of Voting Members of the Investment Committee is required for action.

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

Realizations

The returns that BlackRock generates for the Company are primarily from interest income from cash-pay credit investments in the portfolio with the remainder generated by capital gains. In addition to regular payments of principal and interest on its credit investments, there are several means by which the Company monetizes investments, including:

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

Private Offering of Notes

On the Initial Closing Date, the Company issued to each of approximately 110 separate investors a promissory note with a principal amount of $1,000 (each a “Note” and collectively the “Notes”) in private placement transactions pursuant to certain exemptions of the Securities Act and the laws of the states and jurisdictions where such offerings were made. The purchase price for each Note was $1,000 per Note. The Company pays interest on the unpaid principal amount of the Notes at a rate of 12.00% per annum per Note payable semi-annually in arrears. The Notes have a 30-year term. Some or all of the Notes may be prepaid by the Company at any time, in whole or in part, provided that (i) the Company will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to December 31, 2022, the Company will pay on the date of such prepayment a one-time premium equal to $100 per Note.

Leverage

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At December 31, 2021, there was $22.0 million drawn on the Capital Call Facility.

Other than the Notes and the Capital Call Facility described below, the Company will be unlevered. The amount of any such indebtedness secured by an assignment of the Company’s right to call stockholder’s capital commitments to lender (the “Credit

Facility Debt”) will not exceed 90% of the aggregate Capital Commitments to the Company. Pursuant to the 1940 Act, the Company may only draw upon such Credit Facility Debt in amounts such that the Company complies at the time of each such draw with the asset coverage requirements of the 1940 Act described below under “—Asset Coverage Requirement.”

Investment Management Agreement

The Advisor is located at 100 Bellevue Parkway, Wilmington, Delaware 09809. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is a wholly-owned subsidiary of BlackRock, Inc.

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

Base Management Fee

The base management fee will be calculated at an annual rate of 0.90% of the Company’s total assets (excluding cash and cash equivalents) on the last day of each preceding calendar quarter and will be payable quarterly in arrears. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. No base management fee was payable for the period from the date of the initial Drawdown Purchase through the end of the first calendar quarter after the initial Drawdown Purchase. Subsequently, the base management fee is now calculated based on the value of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fees for any partial quarter will be appropriately prorated.

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

Examples of Incentive Compensation Calculation

Example 1: Income Portion of Incentive Compensation:

Assumptions

•	Total return hurdle [1]= 6%

Alternative 1

a.	Additional Assumptions
i.	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 9.5%
ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 8.0%
iii.	cumulative annual total return = 5.0%
b.	Cumulative total return does not exceed total return hurdle, therefore there is no income incentive compensation.

[1]	Represents 6.0% annualized total return hurdle.
Excludes organizational and offering costs.

Alternative 2

a.	Additional Assumptions
i.	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 9.0%
ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 7.5%
iii.	cumulative annual total return = 6.75%
b.	Tentative incentive compensation = 12.5% x ordinary income before incentive compensation

= 12.5% x 7.5%

= 0.9375%

c.	Total return after incentive compensation = 6.75% - 0.9375%

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

Alternative 1

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

Alternative 2

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

The Administrator

BlackRock Financial Management, Inc. (the “Administrator”) serves as the Company’s administrator. The principle executive offices of the Administrator are located at 40 East 52nd Street, New York, New York 10022. The Company has entered into an administration agreement with the Administrator (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Company. Without limiting the generality of the foregoing, the Administrator will provide the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as the Administrator, subject to review by the board of directors of the Company, will from time to time determine to be necessary or useful to perform its obligations under this Agreement. The Administrator will also, on behalf of the Company, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the Company's board of directors of its performance of obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company as it determines to be desirable. The Administrator is responsible for the financial and other records that the Company is required to maintain and will prepare all reports and other materials required by any agreement or to be filed with the SEC or any other regulatory authority, including reports on Forms 8-K, 10-Q and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by the Company to its stockholders, review and implementation of any share purchase programs authorized by the board of directors and maintaining or overseeing the maintenance of the books and records of the Company as required under the 1940 Act and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for the proper operation of the Company. In addition, the Administrator will assist the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns, and the printing and dissemination of reports to stockholders of the Company, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

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

•	has a market capitalization of less than $250.0 million or does not have any class of securities listed on a national securities exchange; or
•	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a
•	controlling influence over the management or policies of the eligible portfolio company, and, as a
•	result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.
•	Securities of any eligible portfolio company which the Company controls.
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

Asset Coverage Requirement

Under Section 61(a) of the 1940 Act, a BDC is generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. Provided that a BDC meets certain disclosure requirements and obtains certain approvals, the asset coverage requirement applicable to such BDC is reduced from 200% to 150%. The reduced asset coverage requirement permits a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

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

Taxation of the Company

We have elected to be taxed as an RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90 percent of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50 percent of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of our total assets and not more than 10 percent of the outstanding voting securities of such issuer, and (ii) not more than 25 percent of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other RICs) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. The Code provides for certain exceptions to the foregoing diversification requirements. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We monitor our transactions to endeavor to prevent our disqualification as a RIC.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. While certain of these requirements are not applicable to the Company (see “—JOBS Act”), many of these requirements affect the Company. For example:

•

Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (“the 1934 Act”), the Company’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

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
•

The last day of a fiscal year in which the Company (1) has an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of the Company’s most recently completed second fiscal quarter and (2) has been a 1934 Act reporting company for at least one year (and filed at least one annual report under the 1934 Act).

Under the JOBS Act and the Dodd-Frank Act, the Company is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, until such time as the Company ceases to be an emerging growth company and becomes an accelerated filer as defined in Rule 12b-2 under the 1934 Act. This may increase the risk that material weaknesses or other deficiencies in the Company’s internal control over financial reporting go undetected.

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

The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Additionally, the vaccine produced by Johnson & Johnson is currently authorized for emergency use, and the U.S. Food and Drug Administration has granted full approval to the vaccines produced by Pfizer-BioNTech and Moderna, which will now be marketed as Comirnaty and Spikevax, respectively. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely.The COVID-19 pandemic may have long-term negative effects on the U.S. and worldwide financial markets and economy and may cause further economic uncertainties in the United States and worldwide. It is difficult to predict how long the financial markets and economic activity will continue to be impacted by these events and the Company cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets. It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave,” “third wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

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

It is uncertain whether, or how much, our portfolio companies will be able to benefit from any other subsequent legislation intended to provide financial relief or assistance related to the adverse economic effects of the COVID-19 pandemic. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The Company has no substantial assets other than the Company’s investments. In the event of the dissolution of the Company or otherwise, if the proceeds of the Company’s assets are insufficient to repay capital contributions made to the Company by the stockholders, no other assets will be available for the payment of any deficiency. Neither the Advisor nor its affiliates has any liability for the repayment of capital contributions made to the Company by the stockholders. Stockholders could experience a total loss of their investment in the Company.

Shares of our common stock are subject to restrictions on transfer.

Our shares of common stock are not registered under the securities laws of any jurisdiction and therefore are subject to restrictions on transfer under the Securities Act and any similar U.S. state or non-U.S. laws, as applicable. The Company has no plans, and is under no obligation, to register the common stock under the Securities Act. Shares of our common stock may not be transferred, assigned, pledged or otherwise disposed of without the prior written consent of the Company. Shares of our common stock may be transferred only to other qualified investors. The Company may, in its discretion, choose not to permit a transfer of shares of its common stock to the extent that such transfer would create a risk that the assets of the Company could be deemed to be “plan assets” within the meaning of the regulation promulgated by the United States Department of Labor at 29 C.F.R. Section 2510.3-101 (as modified by Section 3(42) of ERISA), which assets are subject to Title I of ERISA or Section 4975 of the Code. Consequently, a stockholder cannot expect to liquidate its investment readily and must bear the economic risk of its investment for an indefinite period of time.

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

Subject to the exceptions set forth in the subscription agreement, stockholders will be required to keep confidential all non-public information relating to the Company and its affairs (including applicable communications from the Company and/or the Advisor). Subject to the applicable reporting obligations and informational requirements under the 1934 Act and applicable state law, in order to protect the sensitive nature of certain non-public information, the Company or the Advisor may keep confidential and not provide to stockholders information concerning an investment that it deems necessary or in the best interests of the Company. In addition, subject to the applicable reporting obligations and informational requirements under the 1934 Act and applicable state law, the Company and/or the Advisor may keep confidential from stockholders any such information the disclosure of which (i) the Company, the Advisor or any of their respective affiliates is required by law, agreement or otherwise to keep confidential; or (ii) the Company and/or the Advisor reasonably believes may have an adverse effect on (a) the ability to entertain, negotiate or consummate an investment or potential investment; (b) the Company, the Advisor or any of their respective affiliates; or (c) any person that is the subject of any investment or potential investment. With respect to any stockholder that is subject to, or believes that it is subject to, any “freedom of information,” “sunshine” or other law, rule or regulation that imposes upon such stockholder an obligation to make certain information available to the public, the Company will request confidential treatment, to the maximum extent permitted under such law, rule or regulation, of all non-public information provided to such stockholder. Each stockholder will agree not to release any non-public information pursuant to any law, rule or regulation, including any “freedom of information,” “sunshine” or similar law, without, to the maximum extent permitted by applicable law, first giving the Company at least 30 days’ notice and providing the Company with its reasonable cooperation in contesting, eliminating or otherwise mitigating the obligation to make such release.

Our investments are risky and highly speculative, and we could lose all or part of our investments.

General. The Company’s investments may be risky, and stockholders could lose all or part of their investments. The Advisor will have broad discretion in making investments for the Company. The Company’s investments will generally consist of debt obligations and other securities and assets that present significant risks as a result of business, financial, market and legal uncertainties. There can be no assurance that the Advisor will correctly evaluate the nature and magnitude of the various factors that could affect the value of and return on the Company’s investments. Prices of the Company’s investments may be volatile, and a variety of other factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of the Company’s investments. The Company’s performance over a particular period may not necessarily be indicative of the results that may be expected in future periods. Similarly, the past performance of the Advisor and its affiliates may not necessarily be indicative of the results the Advisor may be able to achieve with the Company’s investments. While the Advisor expects to focus primarily on privately-originated, performing senior secured debt primarily in issuers headquartered in North America in making its investments, the Advisor has broad discretion to invest as it determines, consistent with the investment objective of the Company, and no stockholder approval is required for any investment the Company may make. Furthermore, the Advisor may invest in products or use investment techniques, including financial instruments  that have not yet been designed or have not yet become prevalent in the market. Any such instruments or techniques may subject the Company to additional risks. In addition, because the Company’s investments will be actively managed, frequent purchases and sales of investments may result in higher transaction costs to the Company, which costs will decrease the value of the Company’s common stock.

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

Unsecured Loans Risk. While the Company focuses primarily on secured loans, the Company may hold unsecured loans. Unsecured loans have lower priority in right of payment to any higher ranking obligations of the borrower and are not backed by a security interest in any specific collateral. They are subject to risk that the cash flow of the borrower and available assets may be insufficient to meet scheduled payments after giving effect to any higher ranking obligations of the borrower. Unsecured loans are expected to have greater price volatility than senior loans and secured loans and may be less liquid. There is also a possibility that originators will not be able to sell participations in unsecured loans, which would create greater credit risk exposure.

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

Borrower Fraud. Of paramount concern when investing in loans is the possibility of material misrepresentation or omission on the part of borrower. Such inaccuracy or incompleteness may adversely affect, among other things, the valuation of the collateral underlying the loans or may adversely affect the ability of the Company to perfect or effectuate a lien on the collateral securing the loan. The Company relies upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness. While the Company does conduct due diligence with respect to the collateral before investing, including obtaining appraisals of inventory values from independent sources, and seeks to obtain appropriate monitoring rights, there can be no assurance that the Advisor will detect representational borrower fraud or inaccuracy or that the Company’s investments will not be adversely affected by such fraud or inaccuracy.

Equity Securities. The Company is also permitted to invest in common and preferred stock and other equity securities, including both public and private equity securities. Equity securities generally involve a high degree of risk and will be subordinate to the debt securities and other indebtedness of the issuers of such equity securities. Prices of equity securities generally fluctuate more than prices of debt securities and are more likely to be affected by poor economic or market conditions. In some cases, the issuers of such equity securities may be highly leveraged or subject to other risks such as limited product lines, markets or financial resources. In addition, some of these equity securities may be illiquid. Because of perceived or actual illiquidity or investor concerns regarding leveraged capitalization, these securities often trade at significant discounts to otherwise comparable investments or are not readily tradable. These securities generally do not produce current income for the Company and may also be speculative. The Company may experience a substantial or complete loss on individual equity securities.

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

Mezzanine Investments. Mezzanine investments of the type in which the Company invests are primarily privately negotiated subordinated debt and equity securities issued in connection with leveraged transactions, such as management buyouts, acquisitions, refinancings, recapitalizations and later stage growth capital financings, and are generally rated below investment-grade. Mezzanine investments may also include investments with equity participation features such as warrants, convertible securities, senior equity investments and common stock. Such mezzanine investments may be issued with or without registration rights. Mezzanine investments may be subject to risks associated with illiquid investments, since there will usually be relatively few holders of any particular mezzanine investment. Similar to other high yield securities, maturities of mezzanine investments are typically seven to ten years, but the expected average life is significantly shorter at three to five years due to prepayment rights. Mezzanine investments are usually unsecured and subordinate to other obligations of the issuer. Mezzanine investments share all of the risks of other high yield securities and are often even more subordinated than other high yield debt, as they often represent the most junior debt security in an issuer’s capital structure.

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

Undervalued Assets. The Company seeks to invest in undervalued assets. The identification of investment opportunities in undervalued assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. The Company may be forced to sell, at a substantial loss, assets identified as undervalued, if they are not in fact undervalued. In addition, the Company may be required to hold such assets for a substantial period of time before realizing their anticipated value. During this period, a portion of the Company’s capital would be committed to these assets purchased, potentially preventing the Company from investing in other opportunities.

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

b.

“Interest rate risk” refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of the Company’s common stock and the Company’s rate of return on invested capital. An increase in interest rates could decrease the value of any investments held by the Company that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase the Company’s interest expense, thereby decreasing its net income. In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). This risk will be greater for long-term securities than for short-term securities. Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Company may attempt to minimize the exposure of the portfolios to interest rate changes through the use of interest rate swaps, interest rate futures, interest rate options and/or other hedging strategies. However, there can be no guarantee that the Advisor will be successful in mitigating the impact of interest rate changes on the portfolios. Factors that may affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. Interest rates in the U.S. are at or near historically low levels. Any interest rate increases in the future could cause the value of the Company to decrease. Recently, there have been signs of inflationary price movements. As such, fixed income securities markets may experience heightened levels of interest rate, volatility and liquidity risk. Although in general central banks are expected to seek to increase interest rates gradually, the United States Federal Reserve has raised interest rates more quickly than some had forecasted, and there is no guarantee that interest rates will in fact be raised gradually. There may be significant unexpected movements in interest rates, including as central banks unwind QE programs, which movements could have adverse effects on portfolio companies and the economy as a whole. In light of the foregoing, and more generally, the Company expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other, which could adversely affect their performance.

In addition, to the extent that the Company may be leveraged, movements in the level of interest rates may affect the returns from these assets more significantly than other assets in some instances. The structure and nature of the debt encumbering an investment may therefore be an important element to consider in assessing the interest risk of the investment. In particular, the type of facilities, maturity profile, rates being paid, fixed versus variable components and covenants in place (including the manner in which they affect returns to equity holders) are crucial factors in assessing any interest rate risk. The risk of interest rates rising is more pronounced in the current market environment with certain rates at historic lows and recent inflationary price movements.

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

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the United States and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. Government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide. In particular, the escalation of the conflict between Russia and Ukraine, including international sanctions, potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Such unfavorable economic conditions also may also be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

On January 31, 2020, the United Kingdom officially withdrew from the EU, commonly referred to as “Brexit”.  Following a transition period, the United Kingdom and the EU signed a Trade and Cooperation Agreement (“UK/EU Trade Agreement”), which came into full force on May 1, 2021 and set out the foundation of the economic and legal framework for trade between the United Kingdom and the EU. As the UK/EU Trade Agreement is a new legal framework, the implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. The United Kingdom’s exit from the EU is expected to result in additional trade costs and disruptions in this trading relationship. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

The Company is operating in a period of significant market, economic and geopolitical uncertainty and instability and a rapidly changing investment environment. Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity and increased credit risk, as well as less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. Beginning in the fourth quarter of 2008, world financial markets experienced extraordinary market conditions, including, among other things, extreme losses and volatility in securities markets and the dislocation of credit markets. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these European Union “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint European Union-International Monetary Company European Financial Stability Facility in May 2010, and expanded financial assistance to Greece, uncertainty over the outcome of the European Union governments’ financial support programs and worries about sovereign finances persist. During 2011, a variety of macro and micro economic factors contributed to instability in the financial markets in the U.S. and in other jurisdictions worldwide. These factors include, but are not limited to, certain downgrades by credit agencies of sovereign debt and credit ratings, including the downgrade by Standard and Poor’s of the credit rating of the United States, strained political processes relating to the market for sovereign debt, fluctuations in prices for certain commodities and concerns about economic growth and political stability. The shock to the global financial markets and the resulting instability in the developed global economies have increased the volatility of asset values and the risks of doing business generally, both of which are expected to continue in the short, medium and long terms. In addition, the spread of COVID-19 continues to significantly overwhelm existing healthcare infrastructure in many locations and prompt governmental responses of unprecedented scale. It is anticipated that the COVID-19 pandemic may continue to result in financial instability across most of the world, which will exacerbate existing vulnerabilities in the credit markets and in local, state and global economies and cause vulnerabilities and acute stresses in areas that were not previously apparent or identifiable.

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

A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity investments that we make for which market quotations are not readily available will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

Our Advisor and its affiliates and employees may have certain conflicts of interest.

Potential conflicts of interest exist in the structure and operation of the Company’s business and should be considered carefully before investing.

As a global provider of investment management, risk management and advisory services to institutional and retail clients, BlackRock, the Advisor and their respective affiliates (for purposes of this discussion of potential conflicts, the “BlackRock Entities”), engage in a broad spectrum of activities, including sponsoring and managing a variety of public and private investment funds, funds of funds and separate accounts across fixed income, liquidity, equity, alternative investment and real estate strategies; providing financial advisory services; providing technology infrastructure and analytics under the BlackRock Solutions® brand and engaging in certain broker-dealer activities and other activities. Although the relationships and activities of the BlackRock Entities should help enable these entities to offer attractive opportunities and services to the Company, such relationships and activities create certain inherent actual and potential conflicts of interest. In the ordinary course of business, the BlackRock Entities engage in activities where their interests or the interests of their clients may conflict with the interests of the Company, certain investors or a group of investors, or the Company’s investments. The following discussion enumerates certain potential and actual conflicts of interest.

Allocation of Investment Opportunities. The BlackRock Entities manage and advise numerous accounts for clients around the world, such as registered and unregistered funds and owners of separately managed accounts (collectively, “Client Accounts”). Client Accounts include funds and accounts in which the BlackRock Entities or their personnel have an interest (“BlackRock Accounts”). Certain of these Client Accounts have investment objectives, and utilize investment strategies, that are similar to the Company’s. As a result, certain investments may be appropriate for the Company and also for other Client Accounts. The BlackRock Entities’ allocation of investment opportunities among various Client Accounts presents inherent potential and actual conflicts of interest, particularly where an investment opportunity is limited. These potential conflicts are exacerbated in situations where BlackRock is entitled to higher fees and incentive compensation from certain Client Accounts than from other Client Accounts (including the Company), where the portfolio managers making an allocation decision are entitled to an incentive fee, carried interest or other similar compensation from such other Client Accounts, or where there are differences in proprietary investments in the Company and other Client Accounts. The prospect of achieving higher compensation or greater investment return from another investment vehicle or separate account than from the Company provides incentives for the Advisor or other BlackRock Entities to favor the other investment vehicle or separate account over the Company when, for example, allocating investment opportunities that the Advisor believes could result in favorable performance. It is the policy of BlackRock not to make decisions based on the foregoing interests or greater fees or compensation.

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be an affiliate of the Company for purposes of the 1940 Act and the Company is generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of the Independent Directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an order providing an exemption from certain SEC regulations prohibiting transactions with affiliates (the “Order”). The Order requires that certain procedures be followed prior to making an investment subject to the Order and such procedures could in certain circumstances adversely affect the price paid or received by the Company or the availability or size of the position purchased or sold by the Company. The Advisor may also face conflicts of interest in making investments pursuant to the Order.

The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Independent Directors and, in some cases, of the SEC. The Company is prohibited from buying or selling any security from or to any person who owns more than 25% of the Company’s voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates.

To address actual and potential conflicts associated with allocation of investments, BlackRock has developed an investment allocation policy (the “Investment Allocation Policy”) and related guidelines. In addition, certain BlackRock Entities and business units have supplemental allocation policies for making allocation decisions among Client Accounts managed by such BlackRock Entities (together with the Investment Allocation Policy and related guidelines, the “Allocation Policy”). The Allocation Policy is intended to ensure that investment opportunities are allocated on a fair and equitable basis among Client Accounts over time, taking into account various factors including the Client Account’s investment objective, guidelines and restrictions and other portfolio construction considerations; available capital and liquidity needs; tax, regulatory and contractual considerations; risk or investment concentration parameters; supply or demand for a security at a given price level; size of available investment; unfunded capital commitments or cash availability and liquidity requirements; leverage limitations; regulatory restrictions; contractual restrictions (including with other clients); minimum investment size; relative size; and such other factors as may be relevant to a particular transaction or Client Account. The BlackRock Entities reserve the right to allocate investment opportunities appropriate for the investment objectives of the Company and other Client Accounts in any other manner deemed fair and equitable by the BlackRock Entities consistent with the Allocation Policy, the Order and applicable law. The application of the Allocation Policy, the Order and the foregoing considerations may result in a particular Client Account, including the Company, not receiving an allocation of an investment opportunity that has been allocated to other Client Accounts following the same or similar strategy, or receiving a smaller allocation than other Client Accounts or an allocation on an other than pro rata basis. Furthermore, as the investment programs of the Company and the other applicable Client Accounts change and develop over time, additional issues and considerations may affect the Allocation Policy and the expectations of the BlackRock Entities with respect to the allocation of investment opportunities to the Company and other Client Accounts. BlackRock and the Advisor reserve the right to change the Allocation Policy and guidelines relating thereto from time to time without the consent of or notice to stockholders, subject to the disclosure requirements of applicable law.

As a general matter, it is expected the Company will participate in investments deemed appropriate for the Company’s strategy and either sourced by the investment personnel directly responsible for managing the Company (though investments sourced by such personnel may also be allocated to other Client Accounts that may be managed by other investment teams) or made available for investment by the Company pursuant to the terms of the Order.

Allocation of Expenses. Side-by-side management by the BlackRock Entities of the Company and Client Accounts raises other potential and actual conflicts of interest, including those associated with allocating expenses attributable to the Company and one or more other Client Accounts. The Advisor and its affiliates will attempt to make such allocations on a basis that they consider to be fair and equitable to the Company under the circumstances over time and considering such factors as it deems relevant. The allocations of such expenses may not be proportional, and any such determinations involve inherent matters of discretion, e.g., in determining whether to allocate pro rata based on number of Client Accounts or proportionately in accordance with asset size, or in certain circumstances determining whether a particular expense has a greater benefit to the Company, other Client Accounts or the Advisor and/or its affiliates.

Activities of Other Client Accounts. The BlackRock Entities will, from time to time, be actively engaged in transactions on behalf of other Client Accounts in the same investments, securities, derivatives and other instruments in which the Company will directly or indirectly invest. Trading for certain other Client Accounts is carried out without reference to positions held directly or indirectly by the Company and may have an effect on the value or liquidity of the positions so held or may result in another Client Account having an interest in an issuer adverse to that of the Company.

Under certain circumstances and subject to the Order and applicable law, the Company may invest directly or indirectly in a transaction in which one or more other Client Accounts are expected, or seek, to participate or already have made, or concurrently will make or seek to make, an investment. The Company and the other Client Accounts may have conflicting interests and objectives in connection with such investments, including with respect to views on the operations or activities of the project or company involved, the targeted returns from the investment and the timeframe for, and method of, exiting the investment. For example, the Advisor’s decisions on behalf of other Client Accounts to sell, redeem from or otherwise liquidate a security in which the Company is invested may adversely affect the Company, including by causing such investment to be less liquid or more concentrated, or by causing the Company to no longer participate in a controlling position in the investment or to lose the benefit of certain negotiated terms, including, without limitation, fee discounts. Conflicts will also arise in cases where the Company, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, including circumstances in which one or more Client Accounts may own private securities or obligations of an issuer and other Client Accounts may own public securities of the same issuer. If an issuer in which the Company, directly or indirectly, and one or more other Client Accounts hold different classes of securities (or other assets, instruments or obligations issued by such issuer) encounters financial problems, decisions over the terms of any workout will raise potential conflicts of interests (including, for example, conflicts regarding the terms of recapitalizations and proposed waivers, amendments or enforcement of debt covenants). As a result, one or more Client Accounts may pursue or enforce rights with respect to a particular issuer in which the Company has directly or indirectly invested, and those activities may have an adverse effect on the Company. Because of the different legal rights associated with debt and equity of the same portfolio company, BlackRock expects to face a potential conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Company versus another Client Account (e.g., the terms of debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). For example, if the Company holds debt securities of an issuer and a Client Account directly or indirectly holds equity securities of the same issuer, then, if the issuer experiences financial or operational challenges, the Company may seek a liquidation of the issuer in which it may be paid in full, whereas the Client Account, as a direct or indirect equity holder, might prefer a reorganization that holds the potential to create value for the equity holders. Similarly, if additional capital is necessary as a result of financial or other difficulties, or to finance growth of other opportunities, subject to the Order and applicable law and regulation, a Client Account may not provide such additional capital and the Company may do so, or vice versa. In the event of an insolvency, bankruptcy or similar proceeding of an issuer, the Company may be limited (by applicable law, courts or otherwise) in the positions or actions it may be permitted to take due to other interests held or actions or positions taken by other Client Accounts. In negotiating the terms and conditions of any such investments, or any subsequent amendments or waivers, the Advisor and the other BlackRock Entities may find that their own interests, the interests of the Company and/or the interests of one or more other Client Accounts could conflict. Any of the foregoing conflicts of interest will be discussed and resolved on a case-by-case basis. The resolution of such conflicts will take into consideration the interests of the relevant parties, the circumstances giving rise to the conflict, the Order to the extent applicable and applicable law. Stockholders should be aware that conflicts will not necessarily be resolved in favor of the Company and that the Company could be adversely affected by the actions taken by BlackRock Entities on behalf of Client Accounts.

In order to avoid or reduce the conflicts that may arise in cases where the Company, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, or for other reasons, the Company may choose not to invest in issuers in which other Client Accounts hold an existing investment, even if the Advisor believes such investment opportunity to be attractive and otherwise appropriate for the Company and is permitted under applicable law and regulation, which may adversely affect the performance of the Company.

Other transactions by one or more Client Accounts also may have the effect of diluting the values or prices of investments held directly or indirectly by the Company or otherwise disadvantaging the Company. This may occur when portfolio decisions regarding the Company are based on research or other information that is also used to support portfolio decisions for other Client Accounts. When a BlackRock Entity implements a portfolio decision or strategy on behalf of a Client Account other than the Company ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Company (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints or other factors could result in the Company receiving less favorable investment results, and the cost of implementing such portfolio decisions or strategies for the Company could increase, or the Company could otherwise be disadvantaged.

Additionally, if the Company makes an investment in a portfolio company in conjunction with an investment made by another Client Account, the Company may not invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such other Client Account. This likely will result in differences in investment cost, investment terms, leverage and associated expenses between the Company and any other Client Account. There can be no assurance that the Company and the other Client Accounts will exit the investment at the same time or on the same terms, and there can be no assurance that the Company’s return on such an investment will be the same as the returns achieved by any other Client Accounts participating in the transactions. Given the nature of these conflicts, there can be no assurance that the resolution of these conflicts will be beneficial to the Company.

The BlackRock Entities may also, in certain circumstances and subject to the Order and applicable law and regulation, pursue or enforce rights or take other actions with respect to a particular issuer or investment jointly on behalf of the Company and other Client Accounts. In such circumstances, the Company may be adversely impacted by the other Client Accounts’ activities, and transactions for the Company may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had the other Client Accounts not pursued a particular course of action with respect to the issuer or investment. For example, one or more Client Accounts may dispose of or make an in kind distribution of its portion of an investment that is also held by the Company and other Client Accounts, and such action may adversely affect the Company and such other Client Accounts that continue to hold such investment.

Conflicts may also arise because portfolio decisions made by the Advisor on behalf of the Company may benefit other BlackRock Entities or Client Accounts, including BlackRock Accounts. For example, subject to the Order and applicable law and regulation, the Company may invest directly or indirectly in the securities, bank loans or other obligations of issuers in which a Client Account has an equity, debt or other interest, or vice versa. In certain circumstances, the Advisor may be incentivized not to undertake certain actions on behalf of the Company in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment. Further, the Company may also engage in investment transactions that result in other Client Accounts being relieved of obligations or otherwise divesting of investments that the Company also holds or which cause the Company to have to divest certain investments. The purchase, holding and sale of investments by the Company may enhance the profitability of another Client Account’s own investments in and activities with respect to such investments.

Without limiting the generality of the foregoing, the Company may invest, directly or indirectly, in equity of investments or issuers affiliated with the BlackRock Entities or in which a BlackRock Entity or a Client Account has a direct or indirect debt or other interest, or vice versa, and may acquire such equity or debt either directly or indirectly through public or private acquisitions. Such investments may benefit the BlackRock Entities or Client Accounts. In addition, the Advisor may be incentivized not to undertake certain actions on behalf of the Company in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment.

Moreover, the Advisor’s investment professionals, its Investment Committee, its senior management and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the best interests of the Company or stockholders. In addition, certain of the personnel employed by the Advisor or focused on the Company’s business may change in ways that are detrimental to the Company’s business.

Transactions Between Client Accounts. Each of the BlackRock Entities and the Advisor reserve the right to conduct cross trades between the Company and other Client Accounts in accordance with applicable legal and regulatory requirements. The Advisor may cause the Company to purchase securities or other assets from or sell securities or other assets to, or engage in other transactions with, other Client Accounts or vehicles when the Advisor believes such transactions are appropriate and in the participants’ best interest, subject to applicable law and regulation. The Company may enter into “agency cross transactions,” in which a BlackRock Entity may act as broker for the Company and for the other party to the transaction, to the extent permitted under applicable law and regulation and the relevant Client Account governing documents. In such cases, the Advisor and such other Client Accounts or BlackRock Entities, as applicable, may have a potentially conflicting division of loyalties and responsibilities regarding both parties to the transaction. To the extent that any provision of Section 11(a) of the 1934 Act, or any of the rules promulgated thereunder, is applicable to any transactions effected by the Advisor, such transactions will be effected in accordance with the requirements of such provisions and rules.

Proxy Voting. The board of directors has delegated to the Advisor discretion with respect to voting and consent rights of the assets of the Company. Consistent with applicable law, BlackRock has adopted and implemented written proxy voting policies and procedures with respect to individual securities held by the Company that are reasonably designed: (i) to ensure that proxies are voted, consistent with its fiduciary obligations, in the best interests of Client Accounts under the circumstances over time; and (ii) to prevent conflicts of interest from influencing proxy voting decisions made on behalf of clients. Nevertheless, when votes are cast in accordance with BlackRock’s proxy voting policy and in a manner that BlackRock believes to be consistent with its fiduciary obligations, actual proxy voting decisions made on behalf of one Client Account may have the effect of favoring or harming the interests of other Client Accounts, including the Company. Stockholders may receive a copy of BlackRock’s proxy voting policy, upon request, and may also obtain a copy at: http://www.blackrock.com/corporate/en-us/about-us/responsible-investment/responsible-investment-reports.

Investment Terms of Other Client Accounts. The investment terms offered to other Client Accounts or to investors in other Client Accounts with similar investment objectives as the Company may be different than those applicable to our stockholders and may create conflicts. In particular, with respect to investors in other Client Accounts that are managed as dedicated funds or with respect to other Client Accounts investing through separate accounts with similar investment objectives to the Company, information sharing may, to the extent permitted under applicable law and regulation, be more extensive, detailed and timely as compared to information available to our stockholders, and the other Client Accounts’ liquidity may not be subject to the restrictions that apply to our stockholders.

Management of the Company. In connection with the management of the Company, the board of directors and/or the Advisor will have the right to make certain determinations on behalf of the Company, in its discretion. Any such determinations may affect stockholders differently and some stockholders may be adversely affected by such determinations by the board of directors or Advisor. Stockholders may be situated differently in a number of ways, including being resident of, or organized in, various jurisdictions, being subject to different tax rules or regulatory structures and/or having different internally- or externally-imposed investment policies, restrictions or guidelines. As a result, conflicts of interest may arise in connection with decisions made by the board of directors or the Advisor that may be more beneficial for certain stockholders. In making determinations on behalf of the Company, including in structuring and completing investments, the Advisor intends to consider the investment and tax objectives of the Company and the stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Subject to applicable law, including the 1940 Act, and the terms of the applicable contracts with the Company, BlackRock Entities may from time to time, and without notice to the Company or stockholders, insource or outsource to third-parties, including parties which are affiliated with BlackRock, certain processes or functions in connection with a variety of services that they provide to the Company in their administrative or other capacities. Such in-sourcing or outsourcing may give rise to potential conflicts of interest.

Limited Access to Information; Information Advantage of Certain BlackRock Clients. As a result of receiving client reports, service on a Client Account’s advisory board, affiliation with the Advisor or otherwise, one or more BlackRock clients may have access to different information regarding the BlackRock Entities’ transactions, strategies or views, and may act on such information in accounts not controlled by the BlackRock Entities, which may have a material adverse effect on the performance of the Company. The Company and its investments may also be adversely affected by market movements or by decreases in the pool of available securities or liquidity arising from purchases and sales by, as well as increases of capital in, and withdrawals of capital from, other Client Accounts and other accounts of BlackRock clients not controlled by BlackRock. These effects can be more pronounced in respect of investments with limited capacity and in thinly traded securities and less liquid markets.

Furthermore, our stockholders’ rights to information regarding the Advisor or the Company generally will be limited to applicable reporting obligations and information requirements under the 1934 Act and applicable state law. It is anticipated that the Advisor and its affiliates will obtain certain types of material information from or relating to the Company’s investments that will not be disclosed to stockholders because such disclosure is prohibited, including as a result of contractual, legal or similar obligations outside of BlackRock’s control. Such limitations on the disclosure of such information may have adverse consequences for stockholders in a variety of circumstances and may make it difficult for a stockholder to monitor the Advisor and its performance.

Advisor Decisions May Benefit BlackRock Entities and BlackRock Accounts. BlackRock Entities may derive ancillary benefits from certain decisions made on behalf of the Company. While the Advisor will make decisions for the Company in accordance with its obligations to manage the Company appropriately, the fees, allocations, compensation and other benefits to the BlackRock Entities (including benefits relating to business relationships of the BlackRock Entities) may be greater as a result of certain portfolio, investment, service provider or other decisions made by the Advisor for the Company than they would have been had other decisions been made which also might have been appropriate for the Company. In addition, BlackRock Entities may invest in Client Accounts and therefore may indirectly derive ancillary benefits from certain decisions made by the Advisor. The Advisor may also make decisions and exercise discretion with respect to the Company that could benefit BlackRock Entities that have invested in the Company.

Temporary Investments in Cash Management Products. Subject to applicable law, the Company may invest, on a temporary basis, in short-term, high-grade assets or other cash management products, including SEC-registered investment funds (open-end or closed-end) or unregistered funds, including any such funds that are sponsored, managed or serviced by advisory BlackRock Entities. In connection with any of these investments, the Company will bear all fees pertaining to the investment, including advisory, administrative or 12b-1 fees, and no portion of any fees otherwise payable by the Company will be offset against fees payable in accordance with any of these investments (i.e., there could be “double fees” involved in making any of these investments which would not arise in connection with a stockholder’s direct investment in such money market or liquidity funds, because a BlackRock Entity could receive fees with respect to both the management of the Company, on one hand, and such cash management products, on the other). In these circumstances, as well as in other circumstances in which any BlackRock Entities receive any fees or other compensation in any form relating to the provision of services, subject to the Company’s governing documents, no accounting, repayment to the Company or offset of the Advisory Fee will be required.

Management Responsibilities. The employees and directors of the Advisor or its affiliates are not under any obligation to devote all of their professional time to the affairs of the Company, but will devote such time and attention to the affairs of the Company as BlackRock determines in its discretion is necessary to carry out the operations of the Company effectively. Employees and directors of the Advisor engage in other activities unrelated to the affairs of the Company, including managing or advising other Client Accounts, which presents potential conflicts in allocating management time, services and functions among the Company and other Client Accounts. These potential conflicts will be exacerbated in situations where employees may be entitled to greater incentive compensation or other remuneration from certain Client Accounts than from other Client Accounts (including the Company).

The Advisor may, subject to applicable law, utilize the personnel or services of its affiliates in a variety of ways to make available to the Company BlackRock’s global capabilities. Although the Advisor believes this practice generally is in the best interests of its clients, it is possible that conflicts with respect to allocation of investment opportunities, portfolio execution, client servicing or other matters may arise due to differences in regulatory requirements in various jurisdictions, time differences or other reasons. The Advisor will seek to ameliorate any conflicts that arise and may determine not to utilize the personnel or services of a particular affiliate in circumstances where it believes the potential conflict outweighs the potential benefits.

Advisory Fee. The Company will pay the Advisor the Advisory Fee, subject to and in accordance with the Investment Management Agreement. Because the base fee component of the Advisory Fee is calculated based upon the total assets of the Company, the Advisory Fee structure creates an incentive for the Advisor to hold onto investments that have poor prospects for improvement in order to receive ongoing Advisory Fees or to call capital when it might not otherwise have done so.

Investments by Directors, Officers and Employees of BlackRock Entities. The directors, officers and employees of BlackRock Entities are permitted to buy and sell public or private securities, commingled vehicles or other investments held by the Company for their own accounts, or accounts of their family members and in which such BlackRock Entity personnel may have a pecuniary interest, including through accounts (or investments in funds) managed by BlackRock Entities, in accordance with BlackRock’s personal trading policies. As a result of differing trading and investment strategies or constraints, positions taken by BlackRock Entity directors, officers, and employees may be the same as or different from, or made contemporaneously or at different times than, positions taken for the Company.

Such persons and/or investment vehicles they manage also may invest in companies in the same industries as companies in which the Company expects to invest, and may compete with the Company for investment opportunities, and their investments may compete with the Company’s investments.

In addition, BlackRock personnel may serve on the boards of directors of companies in the same industries as companies in which the Company expects to invest, which can give rise to conflicting obligations and interests.

As these situations may involve potential conflicts of interest, BlackRock has adopted policies and procedures relating to personal securities transactions, insider trading and other ethical considerations. These policies and procedures are intended to identify and reduce actual conflicts of interest with clients and to resolve such conflicts appropriately if they do occur.

Issues Relating to the Valuation of Assets. While securities and other property held by the Company generally will be valued by reference to an independent third-party source, in certain circumstances holdings may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the board of directors. Moreover, a significant portion of the assets in which the Company may directly or indirectly invest may not have a readily ascertainable market value and, subject to applicable law, may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the board of directors.

Potential Restrictions on the Advisor’s Activities on Behalf of the Company. From time to time, the Advisor expects to be restricted from purchasing or selling securities or taking other actions on behalf of the Company because of regulatory and legal requirements applicable to BlackRock Entities, other Client Accounts and/or the Advisor’s internal policies designed to comply with or limit the applicability of, or which otherwise relate to, such requirements. An investment fund not advised by BlackRock Entities may not be subject to the same considerations. There may be periods when the Advisor (on behalf of the Company) may not initiate or recommend certain types of transactions, may limit or delay purchases, may sell or redeem existing investments, forego transactions or other investment opportunities, restrict or limit the exercise of rights (including voting rights), or may otherwise restrict or limit their advice with respect to securities or instruments issued by or related to issuers for which BlackRock Entities are performing advisory or other services. Such policies may restrict the Company’s activities more than required by applicable law. For example, when BlackRock Entities are engaged to provide advisory or risk management services for an issuer, the Company may be prohibited from or limited in purchasing or selling interests of that issuer, particularly in cases where BlackRock Entities have or may obtain material non-public information about the issuer. Similar prohibitions or limitations could also arise if: (i) BlackRock Entity personnel serve as directors or officers of issuers, the securities or other interests of which the Company wishes to purchase or sell, (ii) the Advisor on behalf of the Company participates in a transaction (including a controlled acquisition of a U.S. public company) that results in the requirement to restrict all purchases, sales and voting of equity securities of such target issuer, or (iii) regulations, including portfolio affiliation rules or stock exchange rules, prohibit participation in offerings by an issuer when other Client Accounts have prior holdings of such issuer’s securities or desire to participate in such a public offering, or where other Client Accounts have or may have short positions in such issuer’s securities. However, where permitted by applicable law, and where consistent with the BlackRock Entities’ policies and procedures, the BlackRock Entities may, but are not obligated to, seek to avoid such prohibitions or limitations (such as through the implementation of appropriate information barriers), and in such cases, the Advisor on behalf of the Company may purchase or sell securities or instruments that are issued by such issuers. In addition, certain activities and actions may also be considered to result in reputational risk or disadvantage for the management of the Company and/or for the Advisor and its affiliates, and the Advisor may decline or limit an investment opportunity or dispose of an existing investment as a result.

In addition, in regulated industries and in certain markets, and in certain futures and derivative transactions, there are limits on the aggregate amount of investment by affiliated investors that may not be exceeded without a regulatory filing, the grant of a license or other regulatory or corporate consent. For example, the CFTC, the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum long or short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by related entities. Any such limits may prevent the Company from acquiring positions that might otherwise have been desirable or profitable. Under certain circumstances, the Advisor may restrict a purchase or sale of securities, derivative instruments or other assets on behalf of Client Accounts in anticipation of a future conflict that may arise if such purchase or sale would be made. Any such determination will take into consideration the interests of the relevant Client Accounts, the circumstances that would give rise to the future conflict and applicable law. Such determination will be made on a case by case basis.

Other Services and Activities of the BlackRock Entities. Subject to the governing documents of the Company and applicable law, the BlackRock Entities (including the Advisor) will, from time to time, provide financial, consulting and other services to, and receive compensation from, an entity which is the issuer of a security or other investment held by the Company, counterparties to transactions with the Company or third parties that also provide services to the Company. In addition, the BlackRock Entities (including the Advisor) may purchase property (including securities) from, sell property (including securities) or lend funds to, or otherwise deal with, any entity which is the issuer of a security held by the Company, counterparties to transactions with the Company or third parties that also provide services to the Company. It is also likely that the Company will have multiple business relationships with and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from entities for which BlackRock Entities perform or seek to perform certain financial services. There can be no assurance that no other service provider is more qualified to provide such services, could provide such services at a lesser cost or could provide greater benefits to issuers of securities held by the Company, counterparties to transactions with the Company or third parties that also provide services to the Company. Conflicts are expected to arise in connection with the foregoing.

The BlackRock Entities may derive ancillary benefits from providing investment advisory, administrative and other services to the Company, and providing such services to the Company may enhance the BlackRock Entities’ relationships with various parties, facilitate additional business development, and enable the BlackRock Entities to obtain additional business and generate additional revenue.

Potential Restrictions and Issues Relating to Information Held by BlackRock. The Advisor may not have access to information and personnel of all BlackRock Entities, including as a result of informational barriers constructed between different investment teams and groups within BlackRock focusing on alternative investments and otherwise. Therefore, the Advisor may not be able to manage the Company with the benefit of information held by one or more other investment teams and groups within the BlackRock Entities. However, although it is under no obligation to do so, if it is permitted to do so, the Advisor may consult with personnel on other investment teams and in other groups within BlackRock, or with persons unaffiliated with BlackRock, or may form investment policy committees composed of such personnel, and in certain circumstances, personnel of affiliates of the Advisor may have input into, or make determinations regarding, portfolio management transactions for the Company, and may receive information regarding the Advisor’s proposed investment activities for the Company that generally is not available to the public. There will be no obligation on the part of such persons to make available for use by the Company any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, BlackRock will be under no obligation to make available any research or analysis prior to its public dissemination.

The Advisor makes decisions for the Company based on the Company’s investment program. The Advisor from time to time may have access to certain fundamental analysis, research and proprietary technical models developed by BlackRock Entities and their personnel. There will be no obligation on the part of the BlackRock Entities to make available for use by the Company, or to effect transactions on behalf of the Company on the basis of, any such information, strategies, analyses or models known to them or developed in connection with their own proprietary or other activities. In certain cases, such personnel will be prohibited from disclosing or using such information for their own benefit or for the benefit of any other person, including the Company and other Client Accounts. In other cases, fundamental analyses, research and proprietary models developed internally may be used by various BlackRock Entities and their personnel on behalf of different Client Accounts, which could result in purchase or sale transactions in the same security at different times (and could potentially result in certain transactions being made by one portfolio manager on behalf of certain Client Accounts before similar transactions are made by a different portfolio manager on behalf of other Client Accounts), or could also result in different purchase and sale transactions being made with respect to the same security. The Advisor may also effect transactions for the Company that differ from fundamental analysis, research or proprietary models issued by the BlackRock Entities or by the Advisor itself in various contexts. The foregoing transactions may negatively impact the Company and its direct and indirect investments through market movements or by decreasing the pool of available securities or liquidity, which effects can be more pronounced in thinly traded securities and less liquid markets.

The BlackRock Entities and different investment teams and groups within the Advisor have no obligation to seek information or to make available to or share with the Company any third-party manager with which the Company invests any information, research, investment strategies, opportunities or ideas known to BlackRock Entity personnel or developed or used in connection with other clients or activities. The BlackRock Entities and different investment teams and groups within the Advisor may compete with the Company or any third-party manager with which the Company invests for appropriate investment opportunities on behalf of their other Client Accounts. The results of the investment activities of the Company may differ materially from the results achieved by BlackRock Entities for other Client Accounts. BlackRock Entities may give advice and take action with respect to other Client Accounts that may compete or conflict with the advice the Advisor may give to the Company, including with respect to their view of the operations or activities of an investment, the return of an investment, the timing or nature of action relating to an investment or the method of exiting an investment.

BlackRock Entities may restrict transactions for themselves, but not for the Company, or vice versa. BlackRock Entities and certain of their personnel, including the Advisor’s personnel or other BlackRock Entity personnel advising or otherwise providing services to the Company, may be in possession of information not available to all BlackRock Entity personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Company. The Company could sustain losses during periods in which BlackRock Entities and other Client Accounts achieve significant profits.

Material, Non-Public Information. The Advisor and its personnel may not trade for the Company or other Client Accounts or for their own benefit or recommend trading in financial instruments of a company while they are in possession of material, non-public or price sensitive information (“Inside Information”) concerning such company, or disclose such Inside Information to any person not entitled to receive it. The BlackRock Entities (including the Advisor) may have access to Inside Information. The Advisor has instituted an internal information barrier policy designed to prevent securities laws violations based on access to Inside Information. Accordingly, there may be certain cases where the Advisor may be restricted from effecting purchases and/or sales of interests in securities or other financial instruments, or entering into certain transactions or exercising certain rights under such transactions on behalf of the Company and/or the other Client Accounts. There can be no assurance that the Advisor will not receive Inside Information and that such restrictions will not occur. At times, the Advisor, in an effort to avoid restriction for the Company or the other Client Accounts, may elect not to receive Inside Information, which may be relevant to the Company’s portfolio, that other market participants are eligible to receive or have received and could affect decisions that would have otherwise been made.

Any partner, officer or employee of the BlackRock Entities may serve as an officer, director, advisor or in comparable management functions for the investments of other Client Accounts, and any such person may obtain Inside Information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. In an effort to manage possible risks arising from the internal sharing of material non-public information, BlackRock maintains a list of restricted securities with respect to which it has access to material non-public information and in which Client Accounts are restricted from trading. If partners, officers or employees of BlackRock obtain such material non-public information about a portfolio company which is an investment of a Client Account, the Company may be prohibited by law, policy or contract, for a period of time, from (i) unwinding a position in such company, (ii) establishing an initial position or taking any greater position in such company and/or (iii) pursuing other investment opportunities, which could impact the returns to the Company. In addition, in certain circumstances, particularly during the liquidation of a Client Account, the Company may be prohibited from trading a position that it holds, directly or indirectly, in the Client Account because BlackRock determines that one or more partners, officers or employees of BlackRock holds material non-public information with respect to one or more remaining positions held by the Client Account.

Transactions with Certain Stockholders. The Company is permitted to enter into transactions with certain stockholders, subject to applicable law. For example, the Advisor may be presented with opportunities to receive financing and/or other services in connection with the Company’s operations and/or the Company’s investments from certain stockholders or their affiliates that are engaged in lending or related business, which subjects the Advisor to conflicts of interest.

The Company’s Use of Investment Consultants and BlackRock’s Relationship with Investment Consultants. Stockholders may work with pension or other institutional investment consultants (collectively, “Investment Consultants”). Investment Consultants provide a wide array of services to pension plans and other institutions, including assisting in the selection and monitoring of investment advisers such as the Advisor. From time to time, Investment Consultants who recommend the Advisor to, and provide oversight of the Advisor for, stockholders may also provide services to or purchase services from the BlackRock Entities. For example, the BlackRock Entities purchase certain index and performance-related databases and human resources-related information from Investment Consultants and their affiliates. The BlackRock Entities also utilize brokerage execution services of Investment Consultants or their affiliates, and BlackRock Entities personnel may attend conferences sponsored by Investment Consultants. Conversely, from time to time, the BlackRock Entities may be hired by Investment Consultants and their affiliates to provide investment management and/or risk management services, creating possible conflicts of interest.

Other Relationships with BlackRock Entities, Clients and Market Participants. The BlackRock Entities have developed, and will in the future develop, relationships with (or may invest in) a significant number of clients and other market participants (e.g., financial institutions, service providers, managers of investment funds, banks, brokers, advisors, joint venturers, consultants, finders (including executive finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio investment executives, as well as certain family members or close contacts of these persons), including those that may hold or may have held investments similar to the investments intended to be made by the Company, that may themselves represent appropriate investment opportunities for the Company, or that may compete with the Company for investment opportunities. Furthermore, the Advisor generally exercises its discretion to recommend to the Company or to an investment thereof that it contract for services with such clients and market participants, and/or with other BlackRock Entities. It is difficult to predict the circumstances under which these relationships could become material conflicts for the Company, but it is possible that as a result of such relationships (or agreements with other Client Accounts) the Advisor may refrain from making all or a portion of any investment or a disposition on behalf of the Company, which may materially adversely affect the performance of the Company. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the BlackRock Entities and/or Client Accounts and/or their affiliates. BlackRock expects to be subject to a potential conflict of interest with the Company in recommending the retention or continuation of a third-party service provider to such Company or a portfolio investment if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in the Company or one or more Client Accounts, will provide the BlackRock Entities information about markets and industries in which the BlackRock Entities operate (or are contemplating operations) or will provide other services that are beneficial to the BlackRock Entities, the Company or one or more Client Accounts. The Advisor expects to be subject to a potential conflict of interest in making such recommendations, in that the Advisor has an incentive to maintain goodwill between it and clients and other market participants, while the products or services recommended may not necessarily be the best available or most cost effective to the Company or its investments.

Legal Representation. The Company, as well as the Advisor and/or other BlackRock Entities, have engaged several counsel to represent them. In connection with such representation, counsel has relied upon certain information furnished to them by the Advisor and the BlackRock Entities, and has not investigated or verified the accuracy or completeness of such information. Such counsel’s engagement is limited to the specific matters as to which they are consulted and, therefore, there may exist facts or circumstances that could have a bearing on the Company’s or BlackRock’s financial condition or operations with respect to which counsel has not been consulted and for which they expressly disclaim any responsibility. Counsel has not represented and will not be representing stockholders. No independent counsel has been retained (or is expected to be retained) to represent stockholders. No attorney-client relationship exists between any counsel and any stockholder solely by such stockholder making an investment in the Company. As a result, stockholders are urged to retain their own counsel.

Resolution of Conflicts. Any conflicts of interest that arise between the Company or particular stockholders, on the one hand, and other Client Accounts or BlackRock Entities or affiliates thereof, on the other hand, will be discussed and resolved on a case-by-case basis by business, legal and compliance officers of the Advisor and its affiliates, as applicable. Any such discussions will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflicts. Stockholders should be aware that conflicts will not necessarily be resolved in favor of the interests of the Company or any affected stockholder. There can be no assurance that any actual or potential conflicts of interest will not result in the Company receiving less favorable investment or other terms with respect to investments, transactions or services than if such conflicts of interest did not exist.

Potential Impact on the Company. It is difficult to predict the circumstances under which one or more of the foregoing conflicts could become material, but it is possible that such relationships could require the Company to refrain from making all or a portion of any investment or a disposition in order for BlackRock to comply with its fiduciary duties, the 1940 Act, the Advisers Act or other applicable law. The Advisor may, under certain circumstances, seek to have conflicts or transactions involving conflicts approved in accordance with the governing agreements of the Company. Copies of Part 2A of the Advisor’s Form ADV, which includes additional detail regarding conflicts of interest that are relevant to BlackRock’s investment management business, are available at www.sec.gov and will be provided to current and prospective stockholders upon request.

The foregoing list of potential and actual conflicts of interest does not purport to be a complete enumeration of the conflicts attendant to an investment in the Company. Additional conflicts may exist that are not presently known to the Advisor, BlackRock or their respective affiliates or are deemed immaterial. Prospective investors should consult with their independent advisors before deciding whether to invest in the Company. In addition, as the investment program of the Company develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts of interest.

Our incentive compensation may induce our Advisor to make certain investments, including speculative investments.

The incentive compensation payable by us to the Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation is determined may encourage the Advisor to increase the use of leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Advisor with respect to our cumulative investment income. Although the incentive compensation is subject to a total return hurdle, the Advisor may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in our best interests to not yet realize gains. Our directors monitor our use of leverage and the Advisor’s management of our investment program in the best interests of our common stockholders.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive compensation to the Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common stockholders will bear his or her share of our management and incentive compensation as well as indirectly bear the management and performance fees and other expenses of any investment companies in which we invest.

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

We have a limited operating history.

The Company has a limited prior operating history. Accordingly, the Company has limited significant performance history for a prospective investor to consider. Although the Advisor and its investment professionals have significant experience in the types of investment activities in which the Company proposes to engage, the nature of, and risks associated with, the Company’s future investments may differ significantly from those professionals’ experience.

We are dependent on key personnel of the Advisor.

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor and its personnel. The loss of one or more voting members could have a material adverse effect on the performance of the Company. Although the Advisor will devote a significant amount of its efforts to the Company’s portfolio, it actively manages investments for other clients and investment professionals are not required to (and will not) devote all of their time to the Company’s portfolio.

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

In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts. The compliance date for Rule 18f-4 is August 19, 2022.

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

It is possible that the Company, through members of the Investment Committee, will be represented on the boards of directors or creditor committees of some of the companies in which the Company makes investments (although the Company has no obligation to seek representation on any such boards or committees). While such representation may be important to the Advisor’s investment strategy and should enhance the Advisor’s ability to manage the Company’s investments, it may also have the effect of impairing the ability of the Company to sell the related investments when, and upon the terms, it might otherwise desire, including as a result of applicable securities laws. Under its current policies, the Advisor restricts personal trading by the members of the Investment Committee and its other employees in issuers under the Advisor’s consideration or in which the Company or client accounts have an investment.

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

Commissions or “soft dollars,” if used to pay for research products or services, will fall within the safe harbor for soft dollars created by Section 28(e) of the 1934 Act, and use of “soft dollars,” if any, will comply at all times with the rules of the Financial Conduct Authority to the extent required by applicable law. Under Section 28(e), research obtained with soft dollars generated by the Company may be used by the Advisor to service accounts other than the Company. Where a product or service provides both research and non-research assistance to the Advisor, a portion of the cost of the product or service, based upon a reasonable allocation between the two types of uses, may be paid for with soft dollars.

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

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Additionally, these companies may not be able to get a full tax deduction for such borrowings.

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

The Company engages in loan origination activities. Certain jurisdictions have enacted laws or regulations that require lenders engaged in loan origination to obtain a finance lenders license and restrict loan origination activity absent a license. The costs, regulatory burden and restrictions imposed by these laws and regulations may have a significant negative impact on the Company and the Advisor. In addition, the license application process may entail the disclosure of the identity of certain stockholders. The Company may elect to forego or limit investments in certain jurisdictions rather than incur the costs and burden of obtaining and maintaining a required license.

We will be subject to certain tax risks.

Recent and Potential Tax Legislation. Developments in the tax laws of the United States or other jurisdictions, which may be applied retroactively, could have a material effect on the tax consequences to stockholders, the Company and/or the entities in which the Company invests. Such legislation could affect stockholders, even if not specifically targeted at such stockholders. Moreover, the interpretation and application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. For example, the “Tax Cuts and Jobs Act” (the “TCJA”), which was enacted in 2017, made significant changes to the U.S. tax system, including by changing tax rates and modifying certain rules relating to the use of losses and deductions and to international taxation. In some cases, there is uncertainty around the scope and application of the TCJA, which may be addressed in future U.S. Internal Revenue Service (“IRS”) guidance. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted March 27, 2020, temporarily modifies some provisions of the TCJA. It is possible future tax legislation could result in a change in law that would affect stockholders.

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

Recognition of Taxable Income Before or Without Receiving Cash Representing Such Income. For U.S. federal income tax purposes, the Company may include in income certain amounts that the Company not yet received in cash, such as original issue discount, which may arise if the Company receives warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due in the future, often only at the end of the loan. Such original issue discount, which could be significant relative to the Company’s overall investment activities, or increases in loan balances as a result of PIK arrangements are generally included in the Company’s taxable income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that it does not receive in cash. Similarly, newly enacted tax legislation contains rules that may in certain other circumstances require the recognition of non-cash taxable income or may limit the deductibility of certain of the Company’s cash expenses.

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

In addition, the rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The TCJA made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. In addition, current legislative proposals would modify key aspects of the Code, including by increasing corporate and individual tax rates. The effect of these and other changes is uncertain, both in terms of the direct effect on the taxation of an investment in the Company’s shares and their indirect effect on the value of the Company’s assets, the Company’s shares or market conditions generally.

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

Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive compensation payable to our Advisor with respect to the portion of the incentive compensation based on income.

The risk of interest rates rising is more pronounced in the current market environment with certain rates at history lows and recent inflationary movements.

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate (e.g., the Secured Overnight Financing Rate (“SOFR”), which is intended to replace the U.S. dollar LIBOR).

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Capital Call Facility. If we are unable to do so, amounts drawn under our Capital Call Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

We are subject to certain risks from leverage under our credit agreement.

The Company has entered into the Capital Call Facility in order to finance investments and pay expenses with borrowings in lieu of, or in advance of, calling capital contributions. Such Credit Facility Debt may be important for the Company’s operations because it allows the Advisor to manage cash, minimize capital calls and better manage drawdowns in respect of revolving credit agreements from underlying borrowers.

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

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock have been and may be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for shares of our common stock. Because shares of our common stock have been and may be acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Stockholders may not transfer any shares of common stock unless (i) the Advisor gives consent, and (ii) the transfer is made in accordance with applicable securities laws and the governing documents of the Company.

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

The offering price per share of common stock at the initial Drawdown Purchase was $10.00. Following the initial Drawdown Purchase, the Company issues shares of common stock at a price based on net asset value per share as determined as of the end of the most recent fiscal quarter for which net asset value has been determined prior to the Drawdown Purchase date in accordance with the valuation policies adopted by the board of directors, subject to adjustment from the latest quarterly valuation date in accordance with the Company’s valuation policies and subject to Section 23 of the 1940 Act (which generally prohibits the Company from issuing shares of common stock at a price below the then-current net asset value of the shares of common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance) in an amount equal to the percentage of the Capital Commitments specified by the Company in the drawdown notice.

The Company may accept additional Capital Commitments to purchase shares of common stock at subsequent closings from existing and additional investors until the Final Closing Date, which is 18 months after the Initial Closing Date; provided that with approval of a majority of the then outstanding shares of common stock, the Company may extend the Final Closing Date for up to an additional six (6) months (i.e., the offering period may conclude 24 months after the Initial Closing Date).

As of December 31, 2021, we have sold 8,371,979 Shares for an aggregate offering price of $85.3 million, gross of offering costs.

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
August 4, 2021	September 1, 2021	September 15, 2021	Regular	$0.04	$209,983
November 8, 2021	December 1, 2021	December 15, 2021	Regular	0.13	1,106,497
December 21, 2021	December 23, 2021	December 31, 2021	Regular	0.10	899,998
				$0.27	$2,216,478

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

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock Direct Lending Corp. (the “Company,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

Overview

The Company is a Delaware corporation formed on October 12, 2020 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve high risk-adjusted returns produced primarily from current income generated by investing primarily in senior secured corporate debt instruments. We seek to achieve our investment objective through investments in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisor, distressed. The Company targets positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisor believes provides flexibility to adapt to changing market conditions. The Company may invest in securities of any maturity and credit quality. Our investment activities will benefit from what we believe are the competitive advantages of our Advisor, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies.

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the 1934 Act, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2021, 78.2% of our total assets were invested in qualifying assets.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our financial statements.

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

As of December 31, 2021, none of our investments were categorized as Level 1, 6.7% were categorized as Level 2 and 93.3% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the year ended December 31, 2021, we invested approximately $116.9 million, comprised of investments in 56 new portfolio companies. Of these investments, $116.9 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $4.3 million in proceeds from sales or repayments of investments during the year ended December 31, 2021.

At December 31, 2021, our investment portfolio of $116.5 million (at fair value) consisted of 57 portfolio companies and was invested 99.4% in senior secured loans and 0.6% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 4.6% of our portfolio and our five largest portfolio company investments by value comprised approximately 20.0% of our portfolio at December 31, 2021.

During the period from November 30, 2020 to December 31, 2020, we invested approximately $2.0 million, comprised of one new investment in one senior secured loan. There were no sales or repayments of investments during this period.

The industry composition of our portfolio at fair value at December 31, 2021 was as follows:

Industry	Percent of Total Investments
Software	16.7%
Diversified Financial Services	11.3%
Internet Software & Services	11.3%
Professional Services	8.1%
Diversified Consumer Services	7.8%
Health Care Providers & Services	6.4%
Construction & Engineering	6.0%
Health Care Technology	4.0%
Road & Rail	3.9%
Wireless Telecommunication Services	3.8%
IT Services	3.6%
Specialty Retail	3.0%
Real Estate Management & Development	2.4%
Insurance	2.1%
Beverages	1.6%
Health Care Equipment & Supplies	1.5%
Diversified Telecommunication Services	1.5%
Automobiles	1.0%
Other	4.0%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 8.2% at December 31, 2021 and 9.5% at December 31, 2020. At December 31, 2021, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.5% at December 31, 2021. No debt investments in the portfolio company were on non-accrual status as of December 31, 2021. At December 31, 2020, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 100.0% at December 31, 2020. No debt investments in the portfolio company were on non-accrual status as of December 31, 2020.

Results of operations

Investment income

Investment income totaled $4,590,044 and $1,187, respectively, for the year ended December 31, 2021 and for the period from November 30, 2020 to December 31, 2020, of which $4,556,840 and $1,187 were attributable to interest and fees on our debt investments and $33,204 and $0 to other income, respectively. The increase in investment income for the year ended December 31, 2021 compared to the period from November 30, 2020 to December 31, 2020 reflects the increase in portfolio size as the Company continues to ramp up.

Expenses

Total operating expenses for the year ended December 31, 2021 and for the period from November 30, 2020 to December 31, 2020 were $2,435,640 and $187,427, respectively, comprised of $446,572 and $734 in interest and other debt expenses, $446,259 and $78,759 in professional fees, $381,314 and $0 in administrative expenses, $365,873 and $0 in management fees, $304,622 and $0 in incentive fees, $176,426 and $28,000 in director fees, $165,778 and $0 in accrued incentive fees on capital gains, $0 and $71,685 in organizational expenses, and $148,796 and $8,249 in other expenses, respectively. The increase in expenses in the year ended December 31, 2021 compared to the period from November 30, 2020 to December 31, 2020 primarily reflects the increase in all Company activities as the Company continues to ramp up.

Net investment income (loss)

Net investment income (loss) was $2,154,404 and $(186,240), respectively for the year ended December 31, 2021 and for the period from November 30, 2020 to December 31, 2020.

Net realized and unrealized gain or loss

Net realized gain (loss) for the year ended December 31, 2021 and period from November 30, 2020 to December 31, 2020 was $(1,580) and $0, respectively.

For the year ended December 31, 2021 and period from November 30, 2020 to December 31, 2020, the change in net unrealized appreciation (depreciation) was $1,669,324 and $(29,040), respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2021 was primarily driven by $857,128 unrealized gains on our investment in Razor Group, $123,059 on our investment in Job and Talent USA and other unrealized gains across the portfolio, partially offset by a $(147,164) net unrealized depreciation on INH Buyer, Inc. The change in net unrealized appreciation (depreciation) for the period from November 30, 2020 to December 31, 2020 was attributed entirely to our sole investment in Juice Plus.

Incentive compensation

For the year ended December 31, 2021, $304,622 in incentive fees were payable due to our performance exceeding the total return threshold. In addition, we accrued $165,778 as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP. There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the period from November 30, 2020 to December 31, 2020.

Income tax expense, including excise tax

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the year ended December 31, 2021 and for the period from November 30, 2020 to December 31, 2020.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $3,822,148 and $(215,280), respectively, for the year ended December 31, 2021 and for the period from November 30, 2020 to December 31, 2020.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the initial private placement of shares of the Company's common stock, borrowings under the Capital Call Facility, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, payments to service our debt and other general corporate purposes.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the year ended December 31, 2021 and for the period from November 30, 2020 to December 31, 2020.

	Year Ended December 31, 2021	For the period from November 30, 2020 (inception) to December 31, 2020
Shares Issued	5,361,979	3,010,000
Average Price Per Share	$10.29	$10.00
Proceeds*	$55,183,333	$30,100,000

*	Net of offering costs of $48,567 and $22,798, respectively for the year ended December 31, 2021 and the period from November 30, 2020 to December 31, 2020.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors. The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At December 31, 2021, there was $22.0 million drawn on the Capital Call Facility.

Total debt outstanding as of December 31, 2021 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2021, the Company’s asset coverage ratio was 490%.

Net cash used in operating activities during the year ended December 31, 2021 was $102.3 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $112.6 million, offset by net investment income (net of non-cash income and expenses) of approximately $10.3 million.

Net cash provided by financing activities was $74.1 million during the year ended December 31, 2021, consisting of $55.2 million proceeds from shares of common stock sold, $22.0 million drawn on the Credit Call Facility, partially offset by $2.2 million in dividends paid to shareholders, $0.6 million in payments of debt issuance costs and $0.3 million in payments of equity offering costs.

At December 31, 2021, we had $2.0 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
August 4, 2021	September 1, 2021	September 15, 2021	Regular	$0.04	$209,983
November 8, 2021	December 1, 2021	December 15, 2021	Regular	0.13	1,106,497
December 21, 2021	December 23, 2021	December 31, 2021	Regular	0.10	899,998
				$0.27	$2,216,478

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

Recent Developments

From January 1, 2022 through February 25, 2022, the Company has invested approximately $7.0 million primarily in 4 senior secured loans with a combined effective yield of approximately 7.6%.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2021, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of December 31, 2021, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$2,589,989	$(660,000)	$1,929,989
Up 200 basis points	1,426,084	(440,000)	986,084
Up 100 basis points	268,105	(220,000)	48,105
Down 100 basis points	(9,421)	22,814	13,393
Down 200 basis points	(9,421)	22,814	13,393
Down 300 basis points	(9,421)	22,814	13,393

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BlackRock Direct Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Blackrock Direct Lending Corp. (the "Company"), including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, cash flows, and financial highlights (in Note 9) for the year ended December 31, 2021 and for the period from November 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, cash flows, and financial highlights for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2022

We have served as the Company’s auditor since 2020.

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $114,888,752 and $1,983,522, respectively)	$116,529,036	$1,954,482
Total investments (cost of $114,888,752 and $1,983,522, respectively)	116,529,036	1,954,482

Cash and cash equivalents	1,957,486	30,193,016
Interest receivable	809,137	1,187
Deferred debt issuance costs	451,461	—
Deferred offering costs	196,256	205,187
Prepaid expenses and other assets	98,285	22,086
Total assets	120,041,661	32,375,958

Liabilities
Debt (net of deferred issuance costs of $15,709 and $16,250, respectively)	22,094,291	93,750
Payable for investments purchased	10,366,640	1,983,522
Income incentive fees payable (Note 3)	304,622	—
Accrued capital gains incentive fees (Note 3)	165,778	—
Reimbursements due to the Advisor	142,784	110,960
Interest and debt related payables	73,441	—
Equity offering costs payable	—	227,985
Accrued expenses and other liabilities	291,747	97,819
Total liabilities	33,439,303	2,514,036

Commitments and contingencies (Note 5)

Net assets	$86,602,358	$29,861,922

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 8,371,979 and 3,010,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	$8,372	$3,010
Paid-in capital in excess of par	85,083,664	29,954,394
Distributable earnings (loss)	1,510,322	(95,482)
Total net assets	86,602,358	29,861,922
Total liabilities and net assets	$120,041,661	$32,375,958

Net assets per share	$10.34	$9.92

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations

Investment income	Year Ended December 31, 2021	For the period from November 30, 2020 (inception) to December 31, 2020
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$4,530,361	$1,187
PIK income:
Non-controlled, non-affiliated investments	26,479	—
Other income:
Non-controlled, non-affiliated investments	33,204	—
Total investment income	4,590,044	1,187

Operating expenses
Interest and other debt expenses	446,572	734
Professional fees	446,259	78,759
Administrative expenses	381,314	—
Management fees	365,873	—
Incentive fees on income	304,622	—
Director fees	176,426	28,000
Incentive fees on capital gains(1)	165,778	—
Custody and transfer agent fees	40,938	2,975
Insurance expense	27,972	5,274
Organizational expenses	—	71,685
Other operating expenses	79,886	—
Total operating expenses	2,435,640	187,427

Net investment income	2,154,404	(186,240)

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,580)	—
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	1,669,324	(29,040)
Net realized and unrealized gain (loss)	1,667,744	(29,040)

Net increase (decrease) in net assets from operations	$3,822,148	$(215,280)

Earnings (loss) per share(2)	$0.69	$(0.07)

Basic and diluted weighted average shares outstanding	5,316,154	1,975,347

(1)

Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the year ended December 31, 2021 (see Note 3).

(2)	Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets

	Common Stock		Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	earnings (loss)	Total Net Assets
Balance at November 30, 2020 (Inception)	—	$—	$—	$—	$—
Issuance of common stock	3,010,000	3,010	30,096,990	—	30,100,000
Offering costs charged to paid-in capital	—	—	(22,798)	—	(22,798)
Net investment loss	—	—	—	(186,240)	(186,240)
Net realized and unrealized loss	—	—	—	(29,040)	(29,040)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(119,798)	119,798	—
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922

Issuance of common stock	5,361,979	5,362	55,177,971	—	55,183,333
Offering costs charged to paid-in capital	—	—	(48,567)	—	(48,567)
Net investment income	—	—	—	2,154,404	2,154,404
Net realized and unrealized gain	—	—	—	1,667,744	1,667,744
Dividends paid to common shareholders	—	—	—	(2,216,478)	(2,216,478)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(134)	134	—
Balance at December 31, 2021	8,371,979	8,372	85,083,664	1,510,322	86,602,358

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows

	Year Ended December 31, 2021	For the period from November 30, 2020 (inception) to December 31, 2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$3,822,148	$(215,280)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	1,580	—
Change in net unrealized (appreciation)/depreciation of investments	(1,669,324)	29,040
Net amortization of investment discounts and premiums	(279,930)	—
Amortization of deferred debt issuance costs	167,718	—
Interest and dividend income paid in kind	(26,479)	—
Changes in assets and liabilities:
Purchases of investments	(116,870,974)	(1,983,522)
Proceeds from sales, maturities and pay downs of investments	4,270,573	—
Decrease (increase) in interest receivable	(807,950)	(1,187)
Decrease (increase) in prepaid expenses and other assets	(76,199)	(22,086)
Increase (decrease) in payable for investments purchased	8,383,118	1,983,522
Increase (decrease) in income incentive fees payable	304,622	—
Increase (decrease) in accrued capital gains incentive fees	165,778	—
Increase (decrease) in reimbursements due to the Advisor	31,824	110,960
Increase (decrease) in interest and debt related payables	73,441	—
Increase (decrease) in accrued expenses and other liabilities	193,928	97,819
Net cash provided by (used in) operating activities	(102,316,126)	(734)

Financing activities
Draws on credit facilities	22,000,000	110,000
Proceeds from shares of common stock sold	55,183,333	30,100,000
Payments of debt issuance costs	(618,638)	(16,250)
Payments of equity offering costs	(267,621)	—
Dividends paid to shareholders	(2,216,478)	—
Net cash provided by (used in) financing activities	74,080,596	30,193,750

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(28,235,530)	30,193,016
Cash and cash equivalents (including restricted cash) at beginning of period	30,193,016	—
Cash and cash equivalents (including restricted cash) at end of period	$1,957,486	$30,193,016

Supplemental cash flow information
Interest payments	$205,413	$—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$1,111,625	$1,096,822	$1,136,192	0.96%	E
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$-	(1,192)	-	0.00%	D/E
								1,095,630	1,136,192	0.96%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	11/20/2025	$2,020,379	1,859,153	1,884,003	1.59%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$871,662	855,419	873,405	0.74%	E
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$-	(6,680)	751	0.00%	D/E
								848,739	874,156	0.74%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(M)	0.75%	7.25%	8.00%	8/31/2029	$1,076,305	1,060,778	1,068,771	0.90%	E
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.25%	8.00%	8/31/2029	$-	(1,324)	(1,289)	0.00%	D/E
								1,059,454	1,067,482	0.90%
Construction & Engineering
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$1,264,230	1,233,078	1,231,359	1.06%	E
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$-	(18,968)	(20,095)	(0.02)%	D/E
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	11/23/2027	$-	(8,137)	(8,612)	(0.01)%	D/E
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/16/2026	$4,516,650	4,403,734	4,471,484	3.77%	E
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$1,003,322	986,630	1,000,312	0.84%	E
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$337,367	331,542	335,728	0.28%	E
								6,927,879	7,010,176	5.92%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	12/14/2029	$883,647	863,765	863,765	0.73%	E
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	12/14/2029	$-	(3,452)	(3,452)	0.00%	D/E
								860,313	860,313	0.73%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$975,617	957,834	944,397	0.79%	E
Colony Display, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$-	(8,833)	(15,688)	(0.01)%	D/E
								949,001	928,709	0.78%
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$4,000,000	4,033,904	3,992,000	3.37%	B/E
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	-	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$537,968	537,968	827,395	0.70%	B/E
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	11/23/2025	$911,288	902,583	906,914	0.77%	B/E
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	11/23/2025	$-	(15,468)	(7,626)	(0.01)%	B/D/E
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$2,815,986	2,837,663	2,824,434	2.38%	E
								8,296,650	8,543,117	7.21%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$2,643,155	2,614,241	2,628,617	2.22%	E
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$-	-	(524)	0.00%	D/E
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2026	$1,250,000	1,237,851	1,234,375	1.04%	B/E
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$2,723,829	2,677,055	2,688,419	2.27%	E
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/10/2027	$2,656,853	2,604,309	2,603,716	2.20%	E
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/10/2027	$-	(5,262)	(5,314)	0.00%	D/E
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$4,000,000	3,932,291	3,904,000	3.29%	B/E/H
								13,060,485	13,053,289	11.02%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$561,180	$553,299	$561,011	0.48%	E
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$1,155,370	1,133,745	1,155,024	0.97%	E
								1,687,044	1,716,035	1.45%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2028	$1,806,660	1,770,527	1,770,527	1.49%	E

Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	6.50%	10/25/2027	$1,787,733	1,752,683	1,759,129	1.48%	E
CBI-Gator Acquisition, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	5.75%	6.50%	10/25/2027	$-	(6,617)	(5,460)	0.00%	D/E
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	6.50%	10/25/2027	$100,321	97,268	97,813	0.08%	E
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	7.00%	6/28/2028	$3,591,000	3,522,704	3,375,540	2.85%	E
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$1,620,002	1,590,834	1,636,202	1.38%	E
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$611,351	593,124	627,689	0.53%	E
								7,549,996	7,490,913	6.32%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$1,141,285	1,121,709	1,120,742	0.94%	E
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$-	(1,358)	(1,370)	0.00%	D/E
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	8.00%	5/3/2027	$2,696,287	2,645,710	2,696,287	2.28%	E
ESO Solutions, Inc.	First Lien Revolver	LIBOR(S)	1.00%	7.00%	8.00%	5/3/2027	$-	(4,358)	-	0.00%	D/E
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$800,332	796,500	815,538	0.69%	E
								4,558,203	4,631,197	3.91%
Insurance
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	11/1/2028	$2,146,485	2,115,284	2,103,555	1.77%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	11/1/2027	$410,018	401,337	398,093	0.34%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	11/1/2027	$-	(1,450)	(1,987)	0.00%	D/E
								2,515,171	2,499,661	2.11%
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	9.63%	10/25/2029	$2,854,547	2,797,457	2,818,864	2.38%
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$516,258	506,322	503,816	0.43%	E
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$-	(4,558)	(5,832)	0.00%	D/E
Civic Plus, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$-	(912)	(1,166)	0.00%	D/E
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$3,000,000	2,958,325	2,987,820	2.52%
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$1,020,610	1,001,664	1,018,569	0.86%	E
Suited Connector, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$1,377,463	1,350,149	1,349,914	1.14%	E
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$-	(6,466)	(6,559)	(0.01)%	D/E
Suited Connector, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$65,593	61,275	61,221	0.05%	E
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	10/1/2028	$4,481,637	4,395,030	4,392,004	3.71%	E
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	10/1/2027	$-	(6,485)	(6,722)	(0.01)%	D/E
								13,051,801	13,111,929	11.07%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	-	8.00%	8.35%	5/28/2029	$3,000,000	2,971,227	3,060,000	2.59%	E
Idera, Inc.	Second Lien Term Loan	LIBOR(S)	0.75%	6.75%	7.50%	2/4/2029	$1,137,871	1,129,799	1,140,716	0.96%	E
								4,101,026	4,200,716	3.55%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	10/1/2027	$835,464	819,449	814,161	0.68%	E
Kid Distro Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	10/1/2027	$-	(1,431)	(1,894)	0.00%	D/E
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	-	7.00%	7.10%	10/19/2026	$130,856	121,822	128,631	0.11%
								939,840	940,898	0.79%
Professional Services
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$3,000,000	2,971,842	3,029,999	2.56%	E
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,766,650	2,718,665	2,794,317	2.36%	B/E
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$1,750,000	1,720,092	1,767,500	1.49%	B/E
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	9/30/2026	$1,467,656	1,454,416	1,444,908	1.22%	E
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	8/17/2026	$438,158	435,368	440,349	0.37%	E
								9,300,383	9,477,073	8.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$2,800,000	$2,800,000	$2,800,000	2.36%	C/E

Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.25%	8.25%	4/8/2025	$4,516,650	4,456,729	4,516,650	3.81%	E

Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/29/2025	$958,030	948,478	948,451	0.77%	E
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75%PIK	8.00%	4/13/2027	$1,538,205	1,509,955	1,519,746	1.28%	E
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75%PIK	8.00%	4/13/2027	$162,518	159,653	160,568	0.14%	E
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$-	(2,149)	(1,463)	0.00%	D/E
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$1,999,465	1,946,088	2,017,460	1.70%	E
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	-	6.75%	10.00%	4/30/2026	$65,187	58,379	65,187	0.06%	E
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$2,559,435	2,522,724	2,538,192	2.14%	E
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$-	(3,568)	(2,083)	0.00%	D/E
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$-	(3,568)	(2,083)	0.00%	D/E
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	10/23/2026	$744,371	737,366	731,536	0.62%	E
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$2,835,453	2,779,006	2,778,743	2.35%	E
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$-	(9,968)	(10,037)	(0.01)%	D/E
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$-	(4,984)	(5,019)	0.00%	D/E
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.25%	6.25%	9/24/2026	$620,950	609,050	603,625	0.51%	E
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$1,462,870	1,436,169	1,468,722	1.24%	B/E
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$-	(2,847)	-	0.00%	B/D/E
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$1,210,490	1,188,589	1,222,595	1.03%	B/E
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$-	(3,005)	-	0.00%	B/D/E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$2,733,938	2,681,566	2,663,402	2.25%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$581,192	561,137	554,197	0.47%	E
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	PRIME	-	4.75%	8.00%	6/30/2028	$-	(3,785)	(5,275)	0.00%	D/E
Zilliant Incorporated	First Lien Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$2,222,222	2,178,028	2,177,778	1.84%	E
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$-	(11,055)	(11,111)	(0.01)%	D/E
Zilliant Incorporated	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$-	(4,422)	(4,444)	0.00%	D/E
								19,266,837	19,408,687	16.38%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$3,017,634	2,961,117	3,005,564	2.53%	E
Supergoop, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	6.50%	12/28/2028	$541,998	531,158	531,158	0.45%	E
Supergoop, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	6.50%	12/28/2028	$-	(1,453)	(1,453)	0.00%	D/E
								3,490,822	3,535,269	2.98%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	2/17/2026	$46,983	45,108	45,098	0.04%	B/E

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.00%	9/17/2026	$4,505,358	4,397,961	4,376,055	3.69%	B/E

Total Debt Investments - 133.8% of Net Assets								114,888,752	115,878,145	97.80%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	61	$-	$567,701	0.48%	B/E/F/G

Diversified Financial Services
MXP Prime Platform GmbH (SellerX)	Warrants to Purchase Preferred B Shares	11/23/2028	8	-	21,117	0.02%	B/E/F/G
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	2,394	-	58,868	0.05%	B/E/F/G
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock	8/27/2031	299	-	3,205	0.00%	B/E/F/G
				-	83,190	0.07%

Total Equity Securities - 0.8% of Net Assets				-	650,891	0.55%

Total Investments - 134.6% of Net Assets				$114,888,752	$116,529,036	98.35%

Cash and Cash Equivalents - 2.3% of Net Assets					$1,957,486	1.65%

Total Cash and Investments - 136.9% of Net Assets					$118,486,522	100.00%

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

(B) Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under

Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(C) Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(D) Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(E) Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

(F) Restricted security. (See Note 2)

(G) Non-income producing investment.

(H) In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

LIBOR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $116,897,453 and

$4,270,573, respectively, for the year ended December 31, 2021. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2021 was $116,529,036 or 98.4% of total cash and investments of the Company. As of December 31, 2021, approximately 21.8% of the total assets of the Company were not-qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2021

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies (Continued)

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

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	7,819,320	—	7,819,320
3	Independent third-party valuation sources that employ significant unobservable inputs	108,058,825	650,891	108,709,716
Total		$115,878,145	$650,891	$116,529,036

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$101,178,882	Income approach	Discount rate	6.9% - 12.8% (8.8%)
	6,052,548	Market quotations	Indicative bid/ask quotes	1 (1)
	827,395	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	65.0% (65.0%)
			Term	3.3 years (3.3 years)
Equity	650,891	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	64.3% (64.3%)
			Term	3.3 years (3.3 years)
$108,709,716

†	Weighted by fair value

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$—	$—
Net realized and unrealized gains (losses)	932,948	650,891	1,583,839
Acquisitions *	108,454,038	—	108,454,038
Dispositions	(1,328,161)	—	(1,328,161)
Ending balance	$108,058,825	$650,891	$108,709,716
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$921,906	$650,891	$1,572,797

*	Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs *	1,954,482	1,954,482
3	Independent third-party valuation sources that employ significant unobservable inputs	—	—
Total		$1,954,482	$1,954,482

*	For example, quoted prices in inactive markets or quotes for comparable investments.

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2021, included in cash and cash equivalents is $1,169,710 (1.4% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.01%. At December 31, 2020, included in cash and cash equivalents is $28,593,016 (95.8% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.03%. There was no restricted cash at December 31, 2021 or December 31, 2020.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2021 and December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments dominated in foreign currency at December 31, 2021 and December 31, 2020.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies (Continued)

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (Inception) to December 31, 2020, the Company incurred $71,685 in organizational expenses. During the year ended December 31, 2021, the Company did not incur any additional organizational expenses. From November 30, 2020 through December 31, 2021, the Company had incurred a total of $267,621 in offering costs, of which $71,365 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

Income Taxes

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination.

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies (Continued)

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2021, the Company had no non-expiring capital loss carryforwards available to offset future realized capital gains.

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2021, and December 31, 2020, the following permanent differences attributable to the treatment of expenses and to the Company's net operating loss were reclassified to paid-in capital as follows:

	December 31, 2021	December 31, 2020
Paid-in Capital	$(134)	$(119,798)
Accumulated earnings (losses)	134	119,798

The tax character of distributions paid was as follows:

	December 31, 2021	December 31, 2020
Ordinary income	$2,216,478	$—
Tax return of capital	—	—
	$2,216,478	$—

The tax-basis components of distributable earnings (accumulated deficit) applicable to the common stockholders of the Company at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Undistributed ordinary income	$97,678	$—
Net unrealized gains (losses) *	1,412,644	(95,482)
Total accumulated earnings (losses)	$1,510,322	$(95,482)

*	The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the treatment of expenses and will reverse in subsequent periods.

As of December 31, 2021 and December 31, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2021	December 31, 2020
Tax basis of investments	$114,888,752	$1,983,522

Unrealized appreciation	1,999,528	—
Unrealized depreciation	(359,244)	(29,040)
Net unrealized appreciation (depreciation)	$1,640,284	$(29,040)

As of December 31, 2021, the following information is provided with respect to the ordinary income distributions paid by the Company.

December 31, 2021
Interest Related Dividends for Non-U.S. Residents(1)	$1,823,941
Qualified Short-Term Capital Gains(2)	118,200

(1)	Represents the maximum amount allowable by law as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies (Continued)

(2)	Represents the maximum amount allowable by law as qualified short-term gains eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations.

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on ordinary income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the period from November 30, 2020 to December 31, 2020. As of December 31, 2021, the Company’s cumulative performance exceeded the total return hurdle, and as such the incentive fee for the year ended December 31, 2021 included $304,622.

Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the year ended December 31,

2021 was $165,778. For the years ended December 31, 2020, no incentive fees on capital gains were accrued or payable.

There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

3. Management Fees, Incentive Fees and Other Expenses (Continued)

gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Advisers Act and the Investment Management Agreement.

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

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). The Capital Call Facility matures on June 16, 2023.  Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At December 31, 2021, there was $22,000,000 of debt outstanding under the Capital Call Facility, with an weighted-average interested rate, excluding fees of 2.06%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of December 31, 2021, the estimated fair value of the outstanding debt approximated their carrying values.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$95,345
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	92,635
Appriss Health, LLC (PatientPing)	5/6/2027	76,086
Aras Corporation	4/13/2027	121,888
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	195,562
BW Holding, Inc. (Brook & Whittle)	12/14/2029	153,411
CBI-Gator Acquisition, LLC	10/25/2027	397,694
Civic Plus, LLC	10/25/2027	290,395
Colony Display, LLC	8/25/2027	490,260
CyberGrants Holdings, LLC	8/25/2027	501,850
ESO Solutions, Inc.	6/30/2026	244,561
Homerenew Buyer, Inc. (Project Dream)	9/8/2027	1,104,131
Howlco, LLC, (Lone Wolf)	9/8/2027	1,870
Integrate.com, Inc. (Infinity Data, Inc.)	5/3/2027	752,775
Kid Distro Holdings, LLC	8/10/2027	74,263
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/23/2027	285,602
Porcelain Acquisition Corporation (Paramount)	10/23/2026	375,447
SellerX Germany Gmbh & Co. Kg (Germany)	12/17/2027	1,588,712
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	10/1/2027	162,541
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	11/1/2027	172,927
Suited Connector, LLC	11/1/2027	481,019
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	4/30/2027	47,302
Sunland Asphalt & Construction, LLC	9/30/2025	209,025
Supergoop, LLC	11/23/2025	72,628
Tahoe Finco, LLC (Talend)	3/31/2027	336,123
Tempus, LLC (Epic Staffing)	3/16/2027	1,022,432
Thermostat Purchaser III, Inc. (Reedy Industries)	12/1/2027	184,181
Thunder Purchaser, Inc. (Vector Solutions)	12/1/2027	669,556
Wharf Street Rating Acquisition LLC (KBRA)	2/17/2026	265,685
Zilliant Incorporated	1/13/2022	777,778
Total Unfunded Balances		$11,243,684

There were no revolving loan facilities and other commitments with unfunded balances at December 31, 2020.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2021 and December 31, 2020, amounts reimbursable to the Advisor totaled $142,784 and $110,960 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the year ended December 31, 2021 and for the period from November 30, 2020 to December 31, 2020, $381,314 and $0 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of December 31, 2021, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of December 31, 2021 and December 31, 2020, $85,283,333 (28.3% of total commitments) and $30,100,000 (10.0% of total commitments), respectively, had been called. During the year ended December 31, 2021, the Company issued 5,361,979 shares, with an average purchase price of $10.29 per share, and par value of $0.001 per share. During the period from November 30, 2020 to December 31, 2020, the Company issued 3,010,000 shares, with a purchase price of $10.00 per share, and par value of $0.001 per share.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
August 4, 2021	September 1, 2021	September 15, 2021	Regular	$0.04	$209,983
November 8, 2021	December 1, 2021	December 15, 2021	Regular	0.13	1,106,497
December 21, 2021	December 23, 2021	December 31, 2021	Regular	0.10	899,998
				$0.27	$2,216,478

No dividends were declared or paid for the period from November 30, 2020 to December 31, 2020.

8. Subsequent Events

The Company has reviewed subsequent events occurring through the date that these financial statements were available to be issued, and determined that no subsequent events occurred requiring accrual or disclosure.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

9. Financial Highlights

The financial highlights below show the Company's results of operations for the year ended December 31, 2021 and for the period from November 30, 2020 (inception) to December 31, 2021.

	Year Ended December 31, 2021	For the period from November 30, 2020 (inception) to December 31, 2020
Per Common Share
Per share NAV at beginning of period	$9.92	$10.00

Offering costs		(0.01)

Investment operations: (1)
Net investment income (loss)	0.39	(0.06)
Net realized and unrealized gain (loss)	0.30	(0.01)
Total from investment operations	0.69	(0.07)
Dividends to common shareholders	(0.27)	—
Per share NAV at end of period	$10.34	$9.92

Total return based on net asset value: (2)	6.96%	(0.72)%

Shares outstanding at end of period	8,371,979	3,010,000

Ratios to average net asset value: (3)
Net investment income (loss)	3.94%	(1.25)%
Expenses before incentive fee (4)	3.59%	1.30%
Expenses and incentive fee (5)	4.45%	1.30%

Ending net asset value	$86,602,358	$29,861,922
Portfolio turnover rate	8.0%	0.0%
Weighted-average debt outstanding	$8,718,219	$93,750
Weighted-average interest rate on debt	3.2%	12.0%
Weighted-average number of shares of common stock	5,316,154	1,975,347
Weighted-average debt per share	$1.64	$0.03

(1)	Per share changes in net asset value are computed based on the actual number of shares outstanding during the time such activity occurred.
(2)

Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(3)	Annualized for periods less than one year except for incentive fee and other certain non-recurring expenses.
(4)	Includes interest and other debt costs.

(5)     Includes incentive fee and all Company expenses including interest and other debt costs.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2021

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last two fiscal years and the year ended December 31, 2021.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
Fiscal Year 2021	$110,000	$4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
Fiscal Year 2021	$22,000,000	$4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)	The Company's senior securities are not registered for public trading.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
SellerX Germany Gmbh & Co. Kg (Germany), Warrants to Purchase Preferred B Shares	11/23/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2020

Investment	Acquisition Date
N/A	N/A

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On December 10, 2020, we entered into a non-exclusive, royalty-free license agreement (the “License Agreement”) with BlackRock, Inc., the parent company of our Advisor, pursuant to which BlackRock, Inc. has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock.” The License Agreement has an initial term of one year and will automatically be renewed for successive one-year terms unless terminated in accordance with the terms of the License Agreement.

PART II - Other Information

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

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

10.8

Revolving Credit Agreement, dated as of June 18, 2021, by and between BlackRock Direct Capital Corp., as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, lead arranger and a lender(4)

14.1	Code of Ethics of Registrant and the Manager(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on December 10, 2020 and incorporated herein by reference.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on January 25, 2021 and incorporated herein by reference.
(3)	Previously filed with the Company’s Form 10-K dated as of March 8, 2021 and incorporated herein by reference.
(4)	Previously filed with the Company’s Form 8-K dated as of June 23, 2021 and incorporated herein by reference.

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

Date	Signature	Title
March 2, 2022	/s/ Eric J. Draut	Director
Eric J. Draut

March 2, 2022	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

March 2, 2022	/s/ Karyn L. Williams	Director
Karyn L. Williams

March 2, 2022	/s/ Nik Singhal	Director and Chief Executive Officer
Nik Singhal

March 2, 2022	/s/ Bradley B. Pritchard	Director, President and Chief Operating Officer
Bradley B. Pritchard

March 2, 2022	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar