Form 10-Q
period 2022-03-31
BlackRock Direct Lending Corp.
filed 2022-05-06
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2022

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

As of March 31, 2022, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on May 6, 2022 was 8,371,979.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $137,665,319 and $114,888,752, respectively)	$139,026,348	$116,529,036
Total investments (cost of $137,665,319 and $114,888,752, respectively)	139,026,348	116,529,036

Cash and cash equivalents	3,464,379	1,957,486
Interest receivable	845,480	809,137
Deferred debt issuance costs	375,086	451,461
Deferred offering costs	196,256	196,256
Prepaid expenses and other assets	199,099	98,285
Total assets	144,106,648	120,041,661

Liabilities
Debt (net of deferred issuance costs of $15,575 and $15,709, respectively)	55,094,425	22,094,291
Incentive fees payable (Note 3)	201,710	304,622
Accrued capital gains incentive fees (Note 3)	170,434	165,778
Reimbursements due to the Advisor	131,906	142,784
Interest and debt related payables	96,892	73,441
Payable for investments purchased	—	10,366,640
Accrued expenses and other liabilities	680,863	291,747
Total liabilities	56,376,230	33,439,303

Commitments and contingencies (Note 5)

Net assets	$87,730,418	$86,602,358

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 8,371,979 shares issued and outstanding as of March 31, 2022 and December 31, 2021	$8,372	$8,372
Paid-in capital in excess of par	85,083,664	85,083,664
Distributable earnings	2,638,382	1,510,322
Total net assets	87,730,418	86,602,358
Total liabilities and net assets	$144,106,648	$120,041,661

Net assets per share	$10.48	$10.34

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	Three Months Ended March 31
Investment income	2022	2021
Interest income (excluding Payment-in-Kind ("PIK")):
Non-controlled, non-affiliated investments	$2,418,590	$240,590
PIK income:
Non-controlled, non-affiliated investments	69,006	—
Other income:
Non-controlled, non-affiliated investments	18,871	30,000
Total investment income	2,506,467	270,590

Operating expenses
Interest and other debt expenses	306,925	3,388
Management fees	262,050	4,844
Incentive fees earned	201,710	—
Professional fees	113,356	103,757
Administrative expenses	101,230	—
Director fees	43,500	41,500
Custody and transfer agent fees	12,927	10,054
Insurance expense	6,746	6,272
Incentive fees on capital gains(1)	4,656	—
Other operating expenses	50,078	2,377
Total operating expenses	1,103,178	172,192

Net investment income	1,403,289	98,398

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	4,026	—
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	(279,255)	188,445
Net realized and unrealized gain (loss)	(275,229)	188,445

Net increase in net assets from operations	$1,128,060	$286,843

Earnings per share(2)	$0.14	$0.10

Basic and diluted weighted average shares outstanding	8,371,979	3,110,057

(1)

Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three months ended March 31, 2022 (see Note 3).

(2)	Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922
Issuance of common stock	1,500,858	1,501	15,048,499	—	15,050,000
Offering costs charged to paid-in capital	—	—	(11,399)	—	(11,399)
Net investment income	—	—	—	98,398	98,398
Net realized and unrealized gain	—	—	—	188,445	188,445
Balance at March 31, 2021	4,510,858	$4,511	$44,991,494	$191,361	$45,187,366

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358
Net investment income	—	—	—	1,403,289	1,403,289
Net realized and unrealized gain	—	—	—	(275,229)	(275,229)
Balance at March 31, 2022	8,371,979	$8,372	$85,083,664	$2,638,382	$87,730,418

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$1,128,060	$286,843
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(4,026)	—
Change in net unrealized (appreciation)/depreciation of investments	279,255	(188,445)
Net amortization of investment discounts and premiums	(116,729)	(19,251)
Amortization of deferred debt issuance costs	76,509	134
Interest and dividend income paid in kind	(69,006)	—
Changes in assets and liabilities:
Purchases of investments	(22,841,906)	(19,305,377)
Proceeds from disposition of investments	255,100	36,904
Decrease (increase) in interest receivable	(36,343)	(110,335)
Decrease (increase) in prepaid expenses and other assets	(100,814)	5,934
Increase (decrease) in incentive fees payable	(102,912)	—
Increase (decrease) in accrued capital gains incentive fees	4,656	—
Increase (decrease) in reimbursements due to the Advisor	(10,878)	(57,131)
Increase (decrease) in interest and debt related payables	23,451	3,255
Increase (decrease) in payable for investments purchased	(10,366,640)	(732,150)
Increase (decrease) in management fees payable	—	4,844
Increase (decrease) in accrued expenses and other liabilities	389,116	59,548
Net cash provided by (used in) operating activities	(31,493,107)	(20,015,227)

Financing activities
Draws on credit facilities	33,000,000	—
Proceeds from shares of common stock sold	—	15,050,000
Payments of equity offering costs	—	(227,985)
Net cash provided by (used in) financing activities	33,000,000	14,822,015

Net increase (decrease) in cash and cash equivalents (including restricted cash)	1,506,893	(5,193,212)
Cash and cash equivalents (including restricted cash) at beginning of period	1,957,486	30,193,016
Cash and cash equivalents (including restricted cash) at end of period	$3,464,379	$24,999,804

Supplemental cash flow information
Interest payments	$206,964	$—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	4/15/2026	$1,032,223	$1,019,480	$1,032,223	0.72%	F
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	7.75%	4/15/2026	$-	(1,120)	-	0.00%	E/F
								1,018,360	1,032,223	0.72%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	11/20/2025	$1,988,090	1,838,303	1,709,758	1.20%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	4/30/2027	$869,472	854,215	876,427	0.62%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	4/30/2027	$135,161	128,791	138,164	0.10%	F
								983,006	1,014,591	0.72%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$1,076,305	1,061,197	1,062,313	0.75%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$-	(1,281)	(2,394)	0.00%	E/F
								1,059,916	1,059,919	0.75%
Construction & Engineering
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	8/10/2027	$1,264,230	1,234,780	1,230,096	0.86%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$270,512	252,375	249,644	0.18%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.51%	11/23/2027	$-	(7,798)	(8,943)	(0.01)%	E/F
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	6.75%	12/16/2026	$4,516,650	4,408,688	4,482,775	3.15%	F
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	1/13/2026	$1,000,788	985,279	984,775	0.69%	F
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	1/13/2026	$336,515	331,236	331,131	0.23%	F
								7,204,560	7,269,478	5.10%
Construction & Material
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	7.16%	2/1/2028	$2,460,762	2,411,958	2,423,851	1.70%	D

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	12/14/2029	$883,647	864,336	860,673	0.60%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	12/14/2029	$-	(3,348)	(3,989)	0.00%	E/F
								860,988	856,684	0.60%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	6/30/2026	$973,165	956,500	942,024	0.66%	F
Colony Display, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	6/30/2026	$-	(8,346)	(15,688)	(0.01)%	E/F
								948,154	926,336	0.65%
Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	9.50%	3/15/2027	$3,131,544	3,071,733	3,071,323	2.16%	F
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$4,000,000	4,032,849	4,016,000	2.82%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	-	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$542,625	542,625	985,406	0.69%	B/F
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	9.01%	11/23/2025	$953,996	931,159	903,996	0.63%	B/F
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$2,815,986	2,836,750	2,813,170	1.97%	F
								11,415,116	11,789,895	8.27%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$2,636,497	2,609,351	2,616,460	1.84%	F
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$-	-	(725)	0.00%	E/F
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	0.50%	6.75%	7.76%	6/15/2026	$1,250,000	1,238,365	1,233,500	0.87%	B/F
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$2,723,829	2,680,056	2,677,523	1.88%	F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/10/2027	$2,650,211	2,599,615	2,592,966	1.82%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/10/2027	$-	(5,043)	(5,739)	0.00%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$4,000,000	3,938,582	3,904,000	2.74%	B/F/I
								13,060,926	13,017,986	9.15%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$561,180	$553,493	$563,593	0.40%	F
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$1,155,370	1,134,234	1,160,338	0.81%	F
								1,687,727	1,723,931	1.21%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/29/2028	$1,806,660	1,771,399	1,768,901	1.24%	F

Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	6.75%	10/25/2027	$1,783,263	1,749,937	1,736,900	1.22%	F
CBI-Gator Acquisition, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	5.75%	6.75%	10/25/2027	$-	(6,337)	(8,873)	(0.01)%	E/F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	6.75%	10/25/2027	$94,051	91,137	89,975	0.06%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	6/28/2028	$3,582,000	3,515,960	3,331,260	2.34%	F
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	2/5/2027	$1,615,929	1,588,368	1,632,088	1.15%	F
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	2/5/2027	$820,095	802,965	836,412	0.59%	F
								7,742,030	7,617,762	5.35%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$1,141,285	1,122,859	1,107,047	0.78%	F
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$-	(1,295)	(2,283)	0.00%	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.00%	8.00%	5/3/2027	$3,325,794	3,264,921	3,329,120	2.34%	F
ESO Solutions, Inc.	First Lien Revolver	SOFR(S)	1.00%	7.00%	8.00%	5/3/2027	$-	(4,156)	-	0.00%	E/F
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$800,332	796,742	809,135	0.57%	F
								5,179,071	5,243,019	3.68%
Insurance
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	11/1/2028	$2,141,119	2,110,472	2,089,732	1.47%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(S)	0.80%	6.00%	6.80%	11/1/2027	$594,755	586,542	580,445	0.41%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	11/1/2027	$-	(1,388)	(2,385)	0.00%	E/F
								2,695,626	2,667,792	1.88%
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	9.63%	10/25/2029	$2,854,547	2,798,945	2,811,729	1.97%
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$516,258	506,720	503,093	0.35%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$-	(4,360)	(6,171)	0.00%	E/F
Civic Plus, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$-	(872)	(1,234)	0.00%	E/F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$3,000,000	2,959,801	2,981,250	2.09%
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$1,020,610	1,002,653	997,136	0.70%	F
Reveal Data Corp., Brainspace Corp., Nexlp, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.50%	7.50%	3/9/2028	$1,025,904	1,000,479	1,000,256	0.70%	F
Suited Connector, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	12/1/2027	$1,377,463	1,350,965	1,356,801	0.95%	F
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	12/1/2027	$-	(6,197)	(4,920)	0.00%	E/F
Suited Connector, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.00%	12/1/2027	$43,729	39,574	40,449	0.03%	F
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	10/1/2028	$4,481,637	4,398,059	4,359,737	3.06%	F
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	10/1/2027	$-	(6,247)	(8,974)	(0.01)%	E/F
								14,039,520	14,029,152	9.84%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	-	8.00%	8.35%	5/28/2029	$3,000,000	2,973,159	3,030,000	2.13%	F
Idera, Inc.	Second Lien Term Loan	LIBOR(S)	0.75%	6.75%	7.50%	3/2/2029	$1,137,871	1,130,292	1,123,648	0.79%	F
								4,103,451	4,153,648	2.92%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	10/1/2027	$833,376	818,171	809,541	0.57%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	10/1/2027	$-	(1,369)	(2,124)	0.00%	E/F
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	-	7.00%	7.46%	10/19/2026	$130,856	122,235	126,963	0.09%
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.50%	8/23/2026	$1,472,211	1,443,646	1,442,767	1.01%	F
								2,382,683	2,377,147	1.67%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$3,749,402	$3,664,964	$3,663,773	2.57%	F
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$-	(7,887)	(7,981)	(0.01)%	E/F
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$-	(7,887)	(7,981)	(0.01)%	E/F
								3,649,190	3,647,811	2.55%
Professional Services
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$3,000,000	2,973,700	3,012,001	2.11%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,766,650	2,721,378	2,780,483	1.95%	B/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$1,750,000	1,722,135	1,758,750	1.23%	B/F
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	9/30/2026	$1,463,978	1,452,678	1,436,016	1.01%	F
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(Q)	0.75%	6.75%	7.76%	8/4/2026	$438,158	435,609	433,776	0.30%	F
								9,305,500	9,421,026	6.60%
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$2,800,000	2,800,000	2,783,200	1.95%	C/F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	8.00%	3/21/2027	$1,847,720	1,810,949	1,810,766	1.27%	F
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	8.00%	3/21/2027	$-	(53,066)	(53,379)	(0.04)%	E/F
								4,557,883	4,540,587	3.18%
Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	8.37%	4/8/2025	$5,000,000	4,938,657	4,945,000	3.47%	F

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	7.25%	12/29/2027	$768,386	753,161	756,860	0.53%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.25%	7.25%	12/29/2026	$-	(32,173)	(12,405)	(0.01)%	E/F
								720,988	744,455	0.52%
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/29/2025	$958,030	949,052	944,808	0.66%	F
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	8.00%	3/11/2027	$1,101,910	1,090,899	1,090,890	0.77%	F
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$1,713,824	1,687,321	1,674,406	1.18%	F
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$-	(2,048)	(2,803)	0.00%	E/F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$1,994,442	1,944,676	2,000,425	1.40%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	-	6.75%	10.25%	4/30/2026	$65,187	58,782	65,187	0.05%	F
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(M)	0.75%	6.50%	7.25%	9/8/2027	$3,057,103	3,014,188	3,025,920	2.12%	F
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	6.50%	7.25%	9/8/2027	$-	(8,543)	(6,185)	0.00%	E/F
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.39%	9/8/2027	$175,648	172,219	173,088	0.12%	F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	10/23/2026	$742,501	736,070	727,131	0.51%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	0.00%	4.00% Cash + 3.00% PIK	7.00%	12/17/2027	$2,835,453	2,780,512	2,769,103	1.94%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.00%	4.00% Cash + 3.00% PIK	7.00%	12/17/2027	$-	(9,555)	(11,743)	(0.01)%	E/F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$-	(4,778)	(5,872)	0.00%	E/F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.00%	6.75%	3/1/2028	$2,276,685	2,231,423	2,231,152	1.57%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	6.75%	3/1/2028	$-	(14,486)	(14,688)	(0.01)%	E/F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	8.50%	9/15/2025	$932,814	916,622	916,489	0.64%	F
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	9/24/2026	$620,950	609,728	602,880	0.42%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	8.56%	3/31/2027	$1,473,842	1,448,570	1,469,420	1.03%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	8.56%	3/31/2027	$-	(2,712)	(488)	0.00%	B/E/F
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$1,210,490	1,189,675	1,215,332	0.85%	B/F
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$-	(2,862)	-	0.00%	B/E/F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Smarsh, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	2/19/2029	$1,958,057	1,919,827	1,920,854	1.35%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	2/19/2029	$-	$(9,623)	$(9,301)	(0.01)%	E/F
Smarsh, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	2/19/2029	$-	(2,406)	(2,325)	0.00%	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	6/30/2028	$2,727,072	2,677,417	2,632,715	1.85%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	6/30/2028	$579,731	560,705	543,580	0.38%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	6.76%	6/30/2028	$35,047	30,960	27,973	0.02%	F
Zilliant Incorporated	First Lien Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$2,262,500	2,220,244	2,208,200	1.55%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$-	(10,598)	(13,333)	(0.01)%	E/F
Zilliant Incorporated	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$-	(4,239)	(5,333)	0.00%	E/F
								26,167,040	26,167,483	18.37%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$2,998,656	2,946,989	3,058,629	2.15%	F
Supergoop, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	6.50%	12/29/2028	$540,643	530,106	529,098	0.37%	F
Supergoop, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	6.50%	12/29/2028	$10,894	9,442	9,347	0.01%	F
								3,486,537	3,597,074	2.53%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	2/17/2026	$46,983	45,208	43,778	0.03%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.26%	9/17/2026	$4,494,067	4,391,522	4,362,841	3.06%	B/F

Total Debt Investments - 157.5% of Net Assets								137,665,319	138,152,127	96.96%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					3/14/2032	26,332	-	-	0.00%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock					3/14/2032	13,166	-	-	0.00%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	784,210	0.55%	B/F/G/H
								-	784,210	0.55%
Diversified Financial Services
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares					11/23/2028	8	-	27,177	0.02%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	2,394	-	59,563	0.04%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock					8/27/2031	299	-	3,271	0.00%	B/F/G/H
								-	90,011	0.06%

Total Equity Securities - 1.0% of Net Assets								-	874,221	0.61%

Total Investments - 158.5% of Net Assets								$137,665,319	$139,026,348	97.57%

Cash and Cash Equivalents - 3.9% of Net Assets									$3,464,379	2.43%

Total Cash and Investments - 162.4% of Net Assets									$142,490,727	100.00%

Notes to Schedule of Investments:

(A) Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B) Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(C) Deemed an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(D) Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(E) Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(F) Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

(G) Restricted security. (See Note 2)

(H) Non-income producing investment.

(I) In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

LIBOR or SOFR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $22,910,912 and $255,100, respectively, for the three months ended March 31, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2022 was $139,026,348 or 97.6% of total cash and investments of the Company. As of March 31, 2022, approximately 20.1% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$1,111,625	$1,096,822	$1,136,192	0.96%	E
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$-	(1,192)	-	0.00%	D/E
								1,095,630	1,136,192	0.96%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	11/20/2025	$2,020,379	1,859,153	1,884,003	1.59%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$871,662	855,419	873,405	0.74%	E
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$-	(6,680)	751	0.00%	D/E
								848,739	874,156	0.74%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(M)	0.75%	7.25%	8.00%	8/31/2029	$1,076,305	1,060,778	1,068,771	0.90%	E
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.25%	8.00%	8/31/2029	$-	(1,324)	(1,289)	0.00%	D/E
								1,059,454	1,067,482	0.90%
Construction & Engineering
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$1,264,230	1,233,078	1,231,359	1.06%	E
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$-	(18,968)	(20,095)	(0.02)%	D/E
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	11/23/2027	$-	(8,137)	(8,612)	(0.01)%	D/E
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/16/2026	$4,516,650	4,403,734	4,471,484	3.77%	E
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$1,003,322	986,630	1,000,312	0.84%	E
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$337,367	331,542	335,728	0.28%	E
								6,927,879	7,010,176	5.92%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	12/14/2029	$883,647	863,765	863,765	0.73%	E
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	12/14/2029	$-	(3,452)	(3,452)	0.00%	D/E
								860,313	860,313	0.73%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$975,617	957,834	944,397	0.79%	E
Colony Display, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$-	(8,833)	(15,688)	(0.01)%	D/E
								949,001	928,709	0.78%
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$4,000,000	4,033,904	3,992,000	3.37%	B/E
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	-	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$537,968	537,968	827,395	0.70%	B/E
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	11/23/2025	$911,288	902,583	906,914	0.77%	B/E
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	11/23/2025	$-	(15,468)	(7,626)	(0.01)%	B/D/E
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$2,815,986	2,837,663	2,824,434	2.38%	E
								8,296,650	8,543,117	7.21%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$2,643,155	2,614,241	2,628,617	2.22%	E
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$-	-	(524)	0.00%	D/E
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2026	$1,250,000	1,237,851	1,234,375	1.04%	B/E
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$2,723,829	2,677,055	2,688,419	2.27%	E
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/10/2027	$2,656,853	2,604,309	2,603,716	2.20%	E
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/10/2027	$-	(5,262)	(5,314)	0.00%	D/E
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$4,000,000	3,932,291	3,904,000	3.29%	B/E/H
								13,060,485	13,053,289	11.02%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$561,180	$553,299	$561,011	0.48%	E
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$1,155,370	1,133,745	1,155,024	0.97%	E
								1,687,044	1,716,035	1.45%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2028	$1,806,660	1,770,527	1,770,527	1.49%	E

Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	6.50%	10/25/2027	$1,787,733	1,752,683	1,759,129	1.48%	E
CBI-Gator Acquisition, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	5.75%	6.50%	10/25/2027	$-	(6,617)	(5,460)	0.00%	D/E
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	6.50%	10/25/2027	$100,321	97,268	97,813	0.08%	E
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	7.00%	6/28/2028	$3,591,000	3,522,704	3,375,540	2.85%	E
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$1,620,002	1,590,834	1,636,202	1.38%	E
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$611,351	593,124	627,689	0.53%	E
								7,549,996	7,490,913	6.32%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$1,141,285	1,121,709	1,120,742	0.94%	E
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$-	(1,358)	(1,370)	0.00%	D/E
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	8.00%	5/3/2027	$2,696,287	2,645,710	2,696,287	2.28%	E
ESO Solutions, Inc.	First Lien Revolver	LIBOR(S)	1.00%	7.00%	8.00%	5/3/2027	$-	(4,358)	-	0.00%	D/E
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$800,332	796,500	815,538	0.69%	E
								4,558,203	4,631,197	3.91%
Insurance
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	11/1/2028	$2,146,485	2,115,284	2,103,555	1.77%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	11/1/2027	$410,018	401,337	398,093	0.34%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	11/1/2027	$-	(1,450)	(1,987)	0.00%	D/E
								2,515,171	2,499,661	2.11%
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	9.63%	10/25/2029	$2,854,547	2,797,457	2,818,864	2.38%
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$516,258	506,322	503,816	0.43%	E
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$-	(4,558)	(5,832)	0.00%	D/E
Civic Plus, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	8/25/2027	$-	(912)	(1,166)	0.00%	D/E
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$3,000,000	2,958,325	2,987,820	2.52%
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$1,020,610	1,001,664	1,018,569	0.86%	E
Suited Connector, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$1,377,463	1,350,149	1,349,914	1.14%	E
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$-	(6,466)	(6,559)	(0.01)%	D/E
Suited Connector, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$65,593	61,275	61,221	0.05%	E
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	10/1/2028	$4,481,637	4,395,030	4,392,004	3.71%	E
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	10/1/2027	$-	(6,485)	(6,722)	(0.01)%	D/E
								13,051,801	13,111,929	11.07%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	-	8.00%	8.35%	5/28/2029	$3,000,000	2,971,227	3,060,000	2.59%	E
Idera, Inc.	Second Lien Term Loan	LIBOR(S)	0.75%	6.75%	7.50%	2/4/2029	$1,137,871	1,129,799	1,140,716	0.96%	E
								4,101,026	4,200,716	3.55%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	10/1/2027	$835,464	819,449	814,161	0.68%	E
Kid Distro Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	10/1/2027	$-	(1,431)	(1,894)	0.00%	D/E
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	-	7.00%	7.10%	10/19/2026	$130,856	121,822	128,631	0.11%
								939,840	940,898	0.79%
Professional Services
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$3,000,000	2,971,842	3,029,999	2.56%	E
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,766,650	2,718,665	2,794,317	2.36%	B/E
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$1,750,000	1,720,092	1,767,500	1.49%	B/E
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	9/30/2026	$1,467,656	1,454,416	1,444,908	1.22%	E
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	8/17/2026	$438,158	435,368	440,349	0.37%	E
								9,300,383	9,477,073	8.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$2,800,000	$2,800,000	$2,800,000	2.36%	C/E

Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.25%	8.25%	4/8/2025	$4,516,650	4,456,729	4,516,650	3.81%	E

Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/29/2025	$958,030	948,478	948,451	0.77%	E
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$1,538,205	1,509,955	1,519,746	1.28%	E
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$162,518	159,653	160,568	0.14%	E
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$-	(2,149)	(1,463)	0.00%	D/E
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$1,999,465	1,946,088	2,017,460	1.70%	E
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	-	6.75%	10.00%	4/30/2026	$65,187	58,379	65,187	0.06%	E
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$2,559,435	2,522,724	2,538,192	2.14%	E
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$-	(3,568)	(2,083)	0.00%	D/E
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$-	(3,568)	(2,083)	0.00%	D/E
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	10/23/2026	$744,371	737,366	731,536	0.62%	E
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$2,835,453	2,779,006	2,778,743	2.35%	E
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$-	(9,968)	(10,037)	(0.01)%	D/E
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$-	(4,984)	(5,019)	0.00%	D/E
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.25%	6.25%	9/24/2026	$620,950	609,050	603,625	0.51%	E
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$1,462,870	1,436,169	1,468,722	1.24%	B/E
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$-	(2,847)	-	0.00%	B/D/E
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$1,210,490	1,188,589	1,222,595	1.03%	B/E
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$-	(3,005)	-	0.00%	B/D/E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$2,733,938	2,681,566	2,663,402	2.25%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	6/30/2028	$581,192	561,137	554,197	0.47%	E
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	PRIME	-	4.75%	8.00%	6/30/2028	$-	(3,785)	(5,275)	0.00%	D/E
Zilliant Incorporated	First Lien Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$2,222,222	2,178,028	2,177,778	1.84%	E
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$-	(11,055)	(11,111)	(0.01)%	D/E
Zilliant Incorporated	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$-	(4,422)	(4,444)	0.00%	D/E
								19,266,837	19,408,687	16.38%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$3,017,634	2,961,117	3,005,564	2.53%	E
Supergoop, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	6.50%	12/28/2028	$541,998	531,158	531,158	0.45%	E
Supergoop, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	6.50%	12/28/2028	$-	(1,453)	(1,453)	0.00%	D/E
								3,490,822	3,535,269	2.98%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	2/17/2026	$46,983	45,108	45,098	0.04%	B/E

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.00%	9/17/2026	$4,505,358	4,397,961	4,376,055	3.69%	B/E

Total Debt Investments - 133.8% of Net Assets								114,888,752	115,878,145	97.80%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	61	$-	$567,701	0.48%	B/E/F/G

Diversified Financial Services
MXP Prime Platform GmbH (SellerX)	Warrants to Purchase Preferred B Shares	11/23/2028	8	-	21,117	0.02%	B/E/F/G
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	2,394	-	58,868	0.05%	B/E/F/G
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock	8/27/2031	299	-	3,205	0.00%	B/E/F/G
				-	83,190	0.07%

Total Equity Securities - 0.8% of Net Assets				-	650,891	0.55%

Total Investments - 134.6% of Net Assets				$114,888,752	$116,529,036	98.35%

Cash and Cash Equivalents - 2.3% of Net Assets					$1,957,486	1.65%

Total Cash and Investments - 136.9% of Net Assets					$118,486,522	100.00%

Notes to Schedule of Investments:

(A) Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B) Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(C) Deemed an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $116,897,453 and $4,270,573, respectively, for the year ended December 31, 2021. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2021 was $116,529,036 or 98.4% of total cash and investments of the Company. As of December 31, 2021, approximately 21.8% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited)

March 31, 2022

1. Organization and Nature of Operations

BlackRock Direct Lending Corp. (the “Company”) is a Delaware corporation formed on October 12, 2020 as an externally managed, closed-end, non-diversified management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to achieve high risk-adjusted returns produced from current income generated by investing primarily in senior secured corporate debt instruments. The Company invests primarily in middle-market companies headquartered in North America. The Company commenced operations on November 30, 2020.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

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

At March 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs (2)	10,053,550	—	10,053,550
3	Independent third-party valuation sources that employ significant unobservable inputs	128,098,577	874,221	128,972,798
Total		$138,152,127	$874,221	$139,026,348

(1) Includes senior secured loans

(2) For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$120,328,517	Income approach	Discount rate	7.2% - 14.3% (10.0%)
	6,784,654	Market quotations	Indicative bid/ask quotes	1 (1)
	985,406	Option Pricing Model	EBITDA/Revenue multiples	4.5x (4.5x)
			Implied volatility	65.0% (65.0%)
			Term	3.0 years (3.0 years)
Equity	874,221	Option Pricing Model	EBITDA/Revenue multiples	4.5x (4.5x)
			Implied volatility	60.0 – 65.0% (64.5%)
			Term	3.0 years - 4.0 years (3.1 years)
$128,972,798

(1)	Weighted by fair value

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$108,058,825	$650,891	$108,709,716
Net realized and unrealized gains (losses)	(338,303)	223,330	(114,973)
Acquisitions (1)	20,600,867	—	20,600,867
Dispositions	(222,812)	—	(222,812)
Ending balance	$128,098,577	$874,221	$128,972,798
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(337,147)	$223,330	$(113,817)

(1)	Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs (1)	7,819,320	—	7,819,320
3	Independent third-party valuation sources that employ significant unobservable inputs	108,058,825	650,891	108,709,716
Total		$115,878,145	$650,891	$116,529,036

(1)	For example, quoted prices in inactive markets or quotes for comparable investments

 Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$101,178,882	Income approach	Discount rate	6.9% - 12.8% (8.8%)
	6,052,548	Market quotations	Indicative bid/ask quotes	1 (1)
	827,395	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	65.0% (65.0%)
			Term	3.3 years (3.3 years)
Equity	650,891	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	64.3% (64.3%)
			Term	3.3 years (3.3 years)
$108,709,716

(1)	Weighted by fair value

Changes in investments categorized as Level 3 for the three months ended March 31, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$—	$—
Net realized and unrealized gains (losses)	(12,059)	47,832	35,773
Acquisitions (1)	18,029,181	—	18,029,181
Dispositions	(3,386)	—	(3,386)
Ending balance	$18,013,736	$47,832	$18,061,568
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(12,059)	$47,832	$35,773

(1)	Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2022, included in cash and cash equivalents was $2,453,849 (2.8% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.15%. At December 31, 2021, included in cash and cash equivalents was $1,169,710 (1.4% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.01%. There was no restricted cash at March 31, 2022 or December 31, 2021.

Restricted Investments

The Company may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Information regarding restricted investments is included at the end of the Schedules of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2022 and December 31, 2021 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at March 31, 2022 and December 31, 2021.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2021, the Company incurred $71,685 in organizational expenses. During the three months ended March 31, 2022, the Company did not incur any additional organizational expenses. From November 30, 2020 through March 31, 2022, the Company had incurred a total of $267,621 in offering costs, of which $71,365 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies (Continued)

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination.

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2021, the Company had no non-expiring capital loss carryforwards available to offset future realized capital gains.

As of December 31, 2021, gross unrealized appreciation and depreciation for investments based on cost for U.S. federal income tax purposes were as follows:

December 31, 2021
Tax basis of investments	$114,888,752

Unrealized appreciation	1,999,528
Unrealized depreciation	(359,244)
Net unrealized appreciation	$1,640,284

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

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

3. Management Fees, Incentive Fees and Other Expenses

On November 30, 2020, the Company entered into an investment management agreement with the Advisor (the “Investment Management Agreement”). Under the Investment Management Agreement, the Advisor, for its service to the Company, is entitled to receive a management fee from the Company and an incentive fee. The management fee is calculated at an annual rate of 0.90% of the Company’s total assets (excluding cash and cash equivalents) and payable quarterly in arrears. For the period from the date the Company first issues shares of common stock to one or more investors (other than the Advisor and its affiliates) through the end of the first calendar quarter, no management fee is payable. Subsequently, the management fee is calculated based on the value of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The management fees for any partial quarter are appropriately prorated.

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of March 31, 2022, the Company’s cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three months ended March 31, 2022 were $201,710. There were no incentive fees paid or accrued for the three months ended March 31, 2021 as our performance did not exceed the cumulative total return threshold.

Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three months ended March 31, 2022 were $4,656 and total $170,434 on a cumulative basis. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). The Capital Call Facility matures on June 16, 2023.  Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

4. Debt (Continued)

Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2022	2021
Interest expense	$208,944	$3,254
Amortization of deferred debt issuance costs	76,509	134
Commitment fees	21,472	—
Total	$306,925	$3,388

At March 31, 2022, there was $55,000,000 of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 2.26%. At December 31, 2021, there was $22,000,000 of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 2.06%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, the estimated fair value of the outstanding debt approximated their carrying values.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2022 and December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2022	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
ALCV Purchaser, Inc. (AutoLenders)	4/15/2026	92,635	92,635
Alpine Acquisition Corp II (48Forty)	11/30/2026	532,052	N/A
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2027	121,888	121,888
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	195,562	195,562
BW Holding, Inc. (Brook & Whittle)	12/14/2029	153,411	153,411
CBI-Gator Acquisition, LLC	10/25/2027	403,964	397,694
Civic Plus, LLC	8/25/2027	290,395	290,395
Colony Display, LLC	6/30/2026	490,260	490,260
CyberGrants Holdings, LLC	9/8/2027	681,680	501,850
Elevate Brands OpCo, LLC	3/15/2027	2,890,656	N/A
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	268,108	N/A
ESO Solutions, Inc.	5/3/2027	244,561	244,561
Greystone Select Company II, LLC (Passco)	3/21/2027	2,668,930	N/A
Homerenew Buyer, Inc. (Project Dream)	8/10/2027	833,618	1,104,131
Howlco, LLC, (Lone Wolf)	9/8/2027	N/A	1,870
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	752,775	752,775
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	734,415	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	100,865	285,602
Porcelain Acquisition Corporation (Paramount)	4/30/2027	240,286	375,447
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	1,546,004	1,588,712
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	162,541
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	172,927	172,927
Smarsh, Inc.	2/19/2029	611,893	N/A
Suited Connector, LLC	12/1/2027	502,883	481,019
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	47,302	47,302
Sunland Asphalt & Construction, LLC	9/30/2025	N/A	209,025
Supergoop, LLC	12/29/2028	63,089	72,628
Tahoe Finco, LLC (Talend)	10/1/2027	336,123	336,123
Tempus, LLC (Epic Staffing)	2/5/2027	811,622	1,022,432
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	184,181	184,181
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	634,509	669,556
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zilliant Incorporated	12/21/2027	777,778	777,778
Total Unfunded Balances		$18,058,292	$11,243,684

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2022 and December 31, 2021, amounts reimbursable to the Advisor totaled $131,906 and $142,784 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2022 and 2021, $101,230 and $0 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of March 31, 2022, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of March 31, 2022, $85,283,333 (28.3% of total commitments) had been called. During the three months ended March 31, 2022, the Company did not issue any new shares.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. No dividends were declared or paid for the three months ended March 31, 2022.

8. Subsequent Events

On April 18, 2022, the Company issued 3,334,694 shares of common stock, at the price of $10.52 per share, and par value of $0.001 per share. The Company received $35,080,984 in proceeds, net of offering costs of $35,683, of which $32,000,000 was used to pay down the Capital Call Facility.

On May 6, 2022, the Company’s board of directors declared a second quarter dividend in the amount of $1,401,292, or approximately $0.120 per share, payable on June 30, 2022 to stockholders of record as of the close of business on June 16, 2022.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

9. Financial Highlights

The financial highlights below show the Company's results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Per Common Share
Per share NAV at beginning of period	$10.34	$9.92

Investment operations: (1)
Net investment income	0.17	0.04
Net realized and unrealized gain (loss)	(0.03)	0.06
Total from investment operations	0.14	0.10
Per share NAV at end of period	$10.48	$10.02

Total return based on net asset value: (2)	1.35%	0.98%

Shares outstanding at end of period	8,371,979	4,510,858
Ratios to average net asset value: (3)
Net investment income	7.25%	1.28%
Expenses before incentive fee (4)	4.17%	2.25%
Expenses and incentive fee (5)	4.41%	2.25%

Ending net asset value	$87,730,418	$45,187,366
Portfolio turnover rate	0.2%	0.3%
Weighted-average debt outstanding	$36,937,778	$93,884
Weighted-average interest rate on debt	2.5%	12.0%
Weighted-average number of shares of common stock	8,371,979	3,110,057
Weighted-average debt per share	$4.41	$0.03

(1)	Per share changes in net asset value are computed based on the actual number of shares outstanding during the time such activity occurred.
(2)

Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(3)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses.
(4)	Includes interest and other debt costs.
(5)	Includes incentive fees and all Company expenses including interest and other debt costs.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2022

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last two fiscal years and the period ended March 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
As of March 31, 2022	$110,000	$2,589	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
As of March 31, 2022	$55,000,000	$2,594	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)	The Company's senior securities are not registered for public trading.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2022

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred Stock	3/14/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
SellerX Germany Gmbh & Co. Kg (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2022, 79.9% of our total assets were invested in qualifying assets.

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

Additionally, the Investment Management Agreement provides that the Advisor or its affiliates may be entitled to incentive fee under certain circumstances. According to the terms of such agreement, the incentive fee equals the sum of (i) 12.5% of all net investment income and (ii) 12.5% of all net realized capital gains (net of any net unrealized capital depreciation) less net investment income incentive fee and capital gains incentive fee previously paid. However, incentive fee will only be paid to the extent the cumulative total return of the Company after incentive fee and including such payment would equal or exceed a 6% annual return on daily weighted-average contributed common equity. The determination of incentive fee is subject to limitations under the 1940 Act and the Advisers Act.

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

As of March 31, 2022, none of our investments were categorized as Level 1, 7.2% were categorized as Level 2 and 92.8% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2022, we invested approximately $22.9 million, comprised of investments in 11 new portfolio companies and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $23.5 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $0.3 million in proceeds from sales or repayments of investments during the three months ended March 31, 2022.

During the three months ended March 31, 2021, we invested approximately $19.3 million in senior secured loans in 12 new portfolio companies. Additionally, we received approximately $36,904 in proceeds from sales or repayments of investments during the three months ended March 31, 2021.

At March 31, 2022, our investment portfolio of $139.0 million (at fair value) consisted of 70 portfolio companies and was invested 99.4% in senior secured loans and 0.6% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 4.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.3% of our portfolio at March 31, 2022.

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

The industry composition of our portfolio at fair value at March 31, 2022 was as follows:

Industry	Percent of Total Investments
Software	18.8%
Internet Software & Services	10.1%
Diversified Financial Services	9.4%
Diversified Consumer Services	9.1%
Professional Services	6.8%
Health Care Providers & Services	5.5%
Construction & Engineering	5.2%
Health Care Technology	3.8%
Road & Rail	3.6%
Real Estate Management & Development	3.3%
Wireless Telecommunication Services	3.1%
IT Services	3.0%
Paper & Forest Products	2.6%
Specialty Retail	2.6%
Insurance	1.9%
Construction Materials	1.7%
Media	1.7%
Health Care Equipment & Supplies	1.3%
Beverages	1.2%
Diversified Telecommunication Services	1.2%
Other	4.1%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 8.3% at March 31, 2022 and 8.2% at December 31, 2021. At March 31, 2022, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 0.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.6% at March 31, 2022. No debt investments in the portfolio company were on non-accrual status as of March 31, 2022. At December 31, 2021, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.5% at December 31, 2021. No debt investments in the portfolio company were on non-accrual status as of December 31, 2021.

Results of operations

Investment income

Investment income totaled $2,506,467 and $270,590, respectively, for the three months ended March 31, 2022 and 2021, of which $2,487,596 and $240,590 were attributable to interest and fees on our debt investments and $18,871 and $30,000 to other income, respectively. The increase in investment income in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflects the significant increase in portfolio size as the Company continues to ramp up.

Expenses

Total operating expenses for the three months ended March 31, 2022 and 2021 were $1,103,178 and $172,192, respectively, comprised of $306,925 and $3,388 in interest and other debt expenses, $262,050 and $4,844 in management fees, $201,710 and $0 in incentive fees earned, $113,356 and $103,757 in professional fees, $101,230 and $0 in administrative expenses, $43,500 and $41,500 in director fees, $4,656 and $0 in accrued incentive fees on capital gains, and $69,751 and $18,703 in other expenses, respectively. The increase in expenses in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily reflects the significant increase in portfolio size and other Company activities as the Company continues to ramp up.

Net investment income

Net investment income was $1,403,289 and $98,398 respectively, for the three months ended March 31, 2022 and 2021.

Net realized and unrealized gain or loss

Net realized gain for the three months ended March 31, 2022 and 2021 was $4,026 and $0, respectively.

For the three months ended March 31, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(279,255) and $188,445, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2022 was primarily driven by $394,919 unrealized appreciation on our investment on Razor Group, $67,193 on our investment on Hanna Andersson, which was offset by a $(153,395) net unrealized depreciation on Juice Plus, $(53,578) net unrealized depreciation on Keep Truckin and other unrealized depreciation across the portfolio due to wider yield spreads during the period. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2021 was attributed primarily to unrealized appreciation on our investment in Juice Plus.

Incentive compensation

For the three months ended March 31, 2022, $201,710 in incentive fees earned were payable due to our performance exceeding the cumulative total return threshold. In addition, we accrued $4,656 as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP. For the three months ended March 31, 2021, there were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred in the three months ended March 31, 2022 and 2021.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $1,128,060 and $286,843 respectively, for the three months ended March 31, 2022 and 2021.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Shares Issued	N/A	1,500,858
Average Price Per Share	N/A	$10.02
Proceeds(1)	N/A	$15,038,601

(1)	Net of offering costs of $11,399 for the three months ended March 31,2021

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors. The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At March 31, 2022, there was $55.0 million drawn on the Capital Call Facility.

Total debt outstanding as of March 31, 2022 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2022, the Company’s asset coverage ratio was 259%.

Net cash used in operating activities during the three months ended March 31, 2022 was $31.5 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $33.0 million, and net investment income (net of non-cash income and expenses) of approximately $1.5 million.

Net cash provided by financing activities was $33.0 million during the three months ended March 31, 2022, from amounts drawn on the Credit Call Facility.

At March 31, 2022, we had $3.5 million in cash and cash equivalents.

Contractual obligations

We have entered into several contracts under which we have future commitments. Pursuant to the Investment Management Agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the Investment Management Agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive fee, plus reimbursement of certain expenses incurred by the Advisor. Under our Administration Agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the Administration Agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. The Company may terminate each of the Investment Management Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other party and the Advisor and the Administrator may terminate the Investment Management Agreement or Administration Agreement, as applicable, without penalty upon not less than 120 days’ written notice to the other party.

Distributions

Our dividends and distributions to common stockholders, if any, are determined and declared by our board of directors and are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

There were no dividends declared for the three months ended March 31, 2022 and 2021.

Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

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

Recent Developments

From April 1, 2022 through April 29, 2022, the Company has invested approximately $4.4 million primarily in 3 senior secured loans with a combined effective yield of approximately 7.2%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2022, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of March 31, 2022, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$1,846,534	$0.22
Up 200 basis points	999,707	0.12
Up 100 basis points	154,780	0.02
Down 100 basis points	187,935	0.02
Down 200 basis points	181,643	0.02
Down 300 basis points	181,643	0.02

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2022, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2022, except as below.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Periods of market volatility remain, and may continue to occur in the future, in response to various political, social and economic events both within and outside of the U.S. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economic recovery, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objectives.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company’s returns and net asset value. Such consequences also may increase our funding cost or limit our access to the capital markets.

The current political climate has intensified concerns about a potential trade war between China and the U.S., as each country has imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on December 10, 2020.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on January 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Direct Lending Corp.

Date: May 6, 2022	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: May 6, 2022	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer