Form 10-Q
period 2022-06-30
BlackRock Direct Lending Corp.
filed 2022-08-05
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

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

As of June 30, 2022, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on August 5, 2022 was 11,706,673.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED June 30, 2022

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $157,749,704 and $114,888,752, respectively)	$156,380,609	$116,529,036
Total investments (cost of $157,749,704 and $114,888,752, respectively)	156,380,609	116,529,036

Cash and cash equivalents	5,131,881	1,957,486
Interest receivable	849,770	809,137
Deferred debt issuance costs	297,863	451,461
Deferred offering costs	160,573	196,256
Prepaid expenses and other assets	229,219	98,285
Total assets	163,049,915	120,041,661

Liabilities
Debt (net of deferred issuance costs of $15,440 and $15,709, respectively)	41,094,560	22,094,291
Payable for investments purchased	179,819	10,366,640
Interest and debt related payables	106,576	73,441
Reimbursements due to the Advisor	83,224	142,784
Incentive fees payable (Note 3)	—	304,622
Accrued capital gains incentive fees (Note 3)	—	165,778
Accrued expenses and other liabilities	407,322	291,747
Total liabilities	41,871,501	33,439,303

Commitments and contingencies (Note 5)

Net assets	$121,178,414	$86,602,358

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 11,706,673 and 8,371,979 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$11,707	$8,372
Paid-in capital in excess of par	120,161,313	85,083,664
Distributable earnings	1,005,394	1,510,322
Total net assets	121,178,414	86,602,358
Total liabilities and net assets	$163,049,915	$120,041,661

Net assets per share	$10.35	$10.34

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Investment income	2022	2021	2022	2021
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$3,195,993	$724,664	$5,614,583	$965,254
PIK income:
Non-controlled, non-affiliated investments	79,338	—	148,344	—
Other income:
Non-controlled, non-affiliated investments	26,218	—	45,089	30,000
Total investment income	3,301,549	724,664	5,808,016	995,254

Operating expenses
Interest and other debt expenses	365,120	17,516	672,045	20,904
Management fees	315,578	45,298	577,628	50,142
Administrative expenses	100,155	194,206	201,385	194,206
Professional fees	85,002	95,121	198,358	198,878
Director fees	37,500	46,000	81,000	87,500
Custody and transfer agent fees	10,592	11,086	23,519	21,140
Insurance expense	6,822	5,999	13,568	12,271
Incentive fees earned	—	—	201,710	—
Incentive fees on capital gains (1)	(170,434)	—	(165,778)	—
Other operating expenses	52,804	11,612	102,882	13,989
Total operating expenses	803,139	426,838	1,906,317	599,030

Net investment income	2,498,410	297,826	3,901,699	396,224

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	15	—	4,041	—
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	(2,730,124)	369,001	(3,009,379)	557,446
Net realized and unrealized gain (loss)	(2,730,109)	369,001	(3,005,338)	557,446

Net increase (decrease) in net assets from operations	$(231,699)	$666,827	$896,361	$953,670

Earnings per share (2)	$(0.01)	$0.13	$0.13	$0.23

Basic and diluted weighted average shares outstanding	11,083,708	5,000,499	9,735,334	$4,060,501

(1)

Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and six months ended June 30, 2022 (see Note 3).

(2)	Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922
Issuance of common stock	1,500,858	1,501	15,048,499	—	15,050,000
Offering costs charged to paid-in capital	—	—	(11,399)	—	(11,399)
Net investment income	—	—	—	98,398	98,398
Net realized and unrealized gain (loss)	—	—	—	188,445	188,445
Balance at March 31, 2021	4,510,858	$4,511	$44,991,494	$191,361	$45,187,366

Issuance of common stock	1,485,244	1,485	15,048,515	—	15,050,000
Offering costs charged to paid-in capital	—	—	(19,327)	—	(19,327)
Net investment income	—	—	—	297,826	297,826
Net realized and unrealized gain (loss)	—	—	—	369,001	369,001
Balance at June 30, 2021	5,996,102	$5,996	$60,020,682	$858,188	$60,884,866

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358
Net investment income	—	—	—	1,403,289	1,403,289
Net realized and unrealized gain (loss)	—	—	—	(275,229)	(275,229)
Balance at March 31, 2022	8,371,979	$8,372	$85,083,664	$2,638,382	$87,730,418

Issuance of common stock	3,334,694	3,335	35,113,332	—	35,116,667
Offering costs charged to paid-in capital	—	—	(35,683)	—	(35,683)
Net investment income	—	—	—	2,498,410	2,498,410
Net realized and unrealized gain (loss)	—	—	—	(2,730,109)	(2,730,109)
Dividends paid to common shareholders	—	—	—	(1,401,289)	(1,401,289)
Balance at June 30, 2022	11,706,673	$11,707	$120,161,313	$1,005,394	$121,178,414

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$896,361	$953,670
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(4,041)	—
Change in net unrealized (appreciation)/depreciation of investments	3,009,379	(557,446)
Net amortization of investment discounts and premiums	(306,237)	(50,427)
Amortization of deferred debt issuance costs	153,867	8,210
Interest and dividend income paid in kind	(148,344)	—
Changes in assets and liabilities:
Purchases of investments	(46,935,803)	(52,212,709)
Proceeds from disposition of investments	4,533,473	941,722
Decrease (increase) in interest receivable	(40,633)	(257,073)
Decrease (increase) in prepaid expenses and other assets	(130,934)	(7,039)
Increase (decrease) in incentive fees payable	(304,622)	—
Increase (decrease) in accrued capital gains incentive fees	(165,778)	—
Increase (decrease) in reimbursements due to the Advisor	(59,560)	(52,725)
Increase (decrease) in interest and debt related payables	33,135	6,094
Increase (decrease) in payable for investments purchased	(10,186,821)	8,430,387
Increase (decrease) in management fees payable	—	45,298
Increase (decrease) in accrued expenses and other liabilities	115,575	251,442
Net cash provided by (used in) operating activities	(49,540,983)	(42,500,596)

Financing activities
Draws on credit facilities	19,000,000	—
Proceeds from shares of common stock sold	35,116,667	30,100,000
Payments of debt issuance costs	—	(445,379)
Payments of equity offering costs	—	(267,620)
Dividends paid to shareholders	(1,401,289)	—
Net cash provided by (used in) financing activities	52,715,378	29,387,001

Net increase (decrease) in cash and cash equivalents (including restricted cash)	3,174,395	(13,113,595)
Cash and cash equivalents (including restricted cash) at beginning of period	1,957,486	30,193,016
Cash and cash equivalents (including restricted cash) at end of period	$5,131,881	$17,079,421

Supplemental cash flow information
Interest payments	$485,043	$6,600

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	8.38%	4/15/2026	$952,821	$941,710	$952,821	0.59%	F
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	8.38%	4/15/2026	$71,792	70,742	71,792	0.04%	F
								1,012,452	1,024,613	0.63%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.74%	11/20/2025	$1,955,802	1,817,310	1,599,220	0.99%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	8.00%	4/30/2027	$867,282	852,614	866,414	0.54%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	8.00%	4/30/2027	$135,161	132,950	135,026	0.08%	F
								985,564	1,001,440	0.62%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.82%	8/31/2029	$1,076,305	1,061,405	1,033,253	0.64%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.82%	8/31/2029	$-	(1,237)	(7,367)	0.00%	E/F
								1,060,168	1,025,886	0.64%
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	3/31/2028	$1,306,874	1,280,736	1,274,202	0.79%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	3/31/2028	$-	(8,521)	(10,652)	(0.01)%	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	7.03%	3/31/2028	$85,213	80,952	79,887	0.05%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	8.70%	8/10/2027	$1,420,690	1,388,670	1,368,125	0.85%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	8.69%	8/10/2027	$1,325,560	1,272,041	1,228,801	0.76%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	8.70%	11/23/2027	$-	(10,308)	(17,674)	(0.01)%	E/F
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	7.60%	12/16/2026	$4,488,421	4,384,596	4,353,768	2.70%	F
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$998,254	983,750	974,296	0.60%	F
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$335,663	330,726	327,607	0.20%	F
								9,702,642	9,578,360	5.93%
Construction & Material
AHF Parent Holding, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.51%	7.16%	2/1/2028	$2,445,383	2,398,387	2,340,427	1.45%	D

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	8.68%	12/14/2029	$883,647	864,827	839,466	0.52%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	9.05%	12/14/2029	$770,241	753,078	731,730	0.45%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	9.05%	12/14/2029	$153,411	150,136	145,740	0.09%	F
								1,768,041	1,716,936	1.06%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	8.75%	6/30/2026	$970,714	954,979	920,237	0.57%	F

Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	10.70%	3/15/2027	$3,131,544	3,073,523	3,047,234	1.89%	F
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	11.07%	9/30/2025	$4,000,000	4,031,758	4,000,000	2.48%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	0.00%	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$547,373	547,373	927,250	0.57%	B/F
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	10.15%	11/23/2025	$1,038,843	1,017,387	993,843	0.62%	B/F
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.50%	10.61%	10/15/2025	$2,815,986	2,835,173	2,708,979	1.68%	F
								11,505,214	11,677,306	7.24%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	7.67%	3/26/2026	$2,629,839	$2,604,099	$2,590,918.00	1.60%	F
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	7.67%	3/26/2026	$-	-	(1,411)	0.00%	E/F
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	0.50%	6.75%	9.00%	6/15/2026	$1,250,000	1,238,771	1,234,500	0.76%	B/F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	5.50%	6.26%	8/13/2026	$54,765	43,697	54,765	0.03%	F
Foreside Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	6.52%	9/30/2027	$586,909	575,304	574,584	0.36%	F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	6.52%	9/30/2027	$-	(2,505)	(2,679)	0.00%	E/F
Foreside Financial Group, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	5.50%	6.52%	9/30/2027	$-	(751)	(804)	0.00%	E/F
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	10.01%	7/5/2026	$2,723,829	2,681,974	2,658,457	1.65%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	7.00%	10/4/2027	$-	(14,151)	(49,294)	(0.03)%	E/F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00%	7.00%	10/4/2027	$55,165	54,359	52,354	0.03%	F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	7.42%	12/10/2027	$2,643,569	2,594,579	2,562,147	1.59%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	7.42%	12/10/2027	$-	(4,824)	(8,183)	(0.01)%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.76%	2/11/2025	$4,000,000	3,943,549	3,916,000	2.42%	B/F/I
								13,714,101	13,581,354	8.40%
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	8.63%	6/2/2029	$561,180	553,677	556,185	0.34%	F
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	8.63%	6/2/2029	$1,155,370	1,134,699	1,145,088	0.71%	F
								1,688,376	1,701,273	1.05%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	7.67%	12/29/2028	$1,802,143	1,767,949	1,745,556	1.08%	F

Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$1,778,794	1,746,876	1,714,759	1.06%	F
CBI-Gator Acquisition, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$-	(6,054)	(12,285)	(0.01)%	E/F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$100,321	97,528	94,678	0.06%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	8.25%	6/28/2028	$3,573,000	3,508,149	3,140,667	1.94%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	7.13%	5/4/2028	$1,515,801	1,485,915	1,479,118	0.92%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	7.13%	5/4/2028	$-	(11,249)	(13,974)	(0.01)%	E/F
								6,821,165	6,402,963	3.96%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$1,141,285	1,123,515	1,096,775	0.68%	F
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$-	(1,232)	(2,967)	0.00%	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	9.06%	5/3/2027	$3,325,794	3,265,421	3,282,559	2.03%	F
ESO Solutions, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	9.06%	5/3/2027	$-	(3,953)	(3,179)	0.00%	E/F
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$800,332	796,801	770,719	0.48%	F
								5,180,552	5,143,907	3.19%
Insurance
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	7.59%	11/1/2028	$2,135,753	2,106,231	2,067,409	1.28%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	7.39%	11/1/2028	$364,053	358,630	354,223	0.22%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(S)	0.80%	6.00%	7.59%	11/1/2027	$593,265	585,349	574,185	0.36%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.01	6.00%	7.39%	11/1/2028	$-	(13,558)	(24,574)	(0.02)%	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.01	6.00%	7.59%	11/1/2027	$-	(1,326)	(3,180)	0.00%	E/F
								3,035,326	2,968,063	1.84%
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	10.54%	10/25/2029	$2,853,861	2,799,753	2,654,090	1.64%
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	7.51%	8/25/2027	$516,258	507,184	506,036	0.31%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	7.51%	8/25/2027	$436,519	$427,852	$427,876	0.26%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	6.25%	7.94%	8/25/2027	$241,996	237,820	237,204	0.15%	F
Civic Plus, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	7.51%	8/25/2027	$-	(832)	(958)	0.00%	E/F
Civic Plus, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	7.51%	8/25/2027	$-	(866)	(864)	0.00%	E/F
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.50% cash + 2.00% PIK	8.66%	6/8/2028	$4,516,650	4,427,393	4,426,317	2.74%	F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.48%	7/27/2029	$3,000,000	2,961,214	2,757,495	1.71%
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$1,020,610	1,003,454	987,951	0.61%	F
Reveal Data Corporation et al	First Lien Term Loan	SOFR(S)	1.00%	6.50%	7.50%	3/9/2028	$1,025,904	1,001,354	1,000,256	0.62%	F
Suited Connector, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.60%	12/1/2027	$1,360,245	1,335,011	1,305,835	0.81%	F
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.60%	12/1/2027	$-	(5,929)	(13,119)	(0.01)%	E/F
Suited Connector, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.12%	12/1/2027	$43,729	39,745	34,983	0.02%	F
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	7.80%	10/1/2028	$4,481,637	4,400,398	4,366,459	2.70%	F
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	7.80%	10/1/2027	$-	(6,008)	(8,941)	(0.01)%	E/F
								19,127,543	18,680,620	11.56%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(M)	0.00%	8.00%	9.67%	5/28/2029	$3,000,000	2,973,669	2,952,000	1.83%	F
Idera, Inc.	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.82%	3/2/2029	$1,137,871	1,130,521	1,086,667	0.67%	F
								4,104,190	4,038,667	2.50%
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	6.50%	8.35%	5/25/2027	$1,053,885	1,015,389	1,007,124	0.62%	D

Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	10/1/2027	$829,198	814,684	806,727	0.50%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	6.76%	10/1/2027	$-	(1,308)	(2,013)	0.00%	E/F
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	0.00%	7.00%	8.67%	10/19/2026	$130,856	122,606	120,961	0.07%
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.72%	8/23/2026	$1,457,340	1,430,280	1,406,334	0.87%	F
								2,366,262	2,332,009	1.44%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	7.22%	11/30/2026	$-	(7,477)	(5,347)	0.00%	E/F
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	7.22%	11/30/2026	$159,616	152,083	154,269	0.10%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.22%	11/30/2026	$3,749,402	3,668,459	3,673,233	2.27%	F
								3,813,065	3,822,155	2.37%
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	7.55%	6/30/2028	$933,822	915,152	915,146	0.57%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	7.55%	6/30/2028	$-	(7,620)	(7,623)	0.00%	E/F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	7.55%	6/30/2028	$-	(3,810)	(3,812)	0.00%	E/F
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	9.17%	5/14/2029	$3,000,000	2,974,718	2,796,001	1.73%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(M)	0.75%	7.75%	9.28%	4/26/2030	$1,988,125	1,949,095	1,819,135	1.13%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	8.75%	10.34%	2/17/2025	$4,272,200	4,200,810	4,195,300	2.60%	B/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.75%	10.34%	2/17/2025	$1,750,000	1,724,226	1,718,500	1.06%	B/F
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.67%	9/30/2026	$1,460,300	1,450,189	1,434,014	0.89%	F
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	8.42%	8/4/2026	$438,158	435,694	414,059	0.26%	F
								13,638,454	13,280,720	8.24%
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$2,800,000	2,800,000	2,769,200	1.71%	C/F
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	8.11%	3/21/2027	$-	(50,441)	(53,912)	(0.03)%	E/F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	8.11%	3/21/2027	$1,847,720	1,812,063	1,810,397	1.12%	F
								4,561,622	4,525,685	2.80%
Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	8.37%	4/8/2025	$5,000,000	4,940,310	4,945,000	3.06%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	7.88%	12/29/2027	$763,584	$748,937	$740,676	0.46%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	7.88%	12/29/2026	$-	(32,173)	(16,427)	(0.01)%	E/F
								716,764	724,249	0.45%
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.17%	12/29/2025	$958,030	949,640	945,766	0.59%	F
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	8.36%	3/11/2027	$3,443,467	3,409,709	3,409,033	2.11%	F
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.02%	4/13/2027	$1,729,891	1,703,497	1,690,103	1.05%	F
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$-	(1,947)	(2,803)	0.00%	E/F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.99%	4/30/2026	$1,989,418	1,942,407	1,969,524	1.22%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	0.00%	6.75%	11.50%	4/30/2026	$205,992	199,924	203,384	0.13%	F
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$3,057,103	3,015,659	3,027,449	1.87%	F
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$18,313	10,155	12,431	0.01%	F
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$153,084	149,784	150,650	0.09%	F
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$611,185	601,872	601,161	0.37%	F
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$-	(5,876)	(10,023)	(0.01)%	E/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.50%	10/23/2026	$740,630	734,499	719,893	0.45%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	1.00%	3.00% Cash + 3.00% PIK	7.04%	12/17/2027	$2,856,955	2,803,285	2,793,816	1.73%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.00% Cash + 3.00% PIK	7.04%	12/17/2027	$-	(9,145)	(11,091)	(0.01)%	E/F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.04%	12/17/2027	$-	(4,573)	(5,545)	0.00%	E/F
Kaseya, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$3,448,180	3,396,526	3,396,457	2.10%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$-	(3,152)	(3,162)	0.00%	E/F
Kaseya, Inc.	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$-	(3,152)	(3,162)	0.00%	E/F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	7.53%	3/1/2028	$-	(13,880)	(14,321)	(0.01)%	E/F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.00%	7.53%	3/1/2028	$2,276,685	2,233,240	2,232,290	1.38%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	8.71%	9/15/2025	$932,814	917,762	917,422	0.57%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	7.55%	4/28/2028	$650,015	643,515	644,165	0.40%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	7.55%	4/28/2028	$-	(4,333)	(3,900)	0.00%	E/F
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	7.55%	4/28/2028	$-	(867)	(780)	0.00%	E/F
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.67%	9/24/2026	$617,837	607,243	598,993	0.37%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	9.81%	3/31/2027	$1,485,019	1,460,863	1,456,803	0.90%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	9.81%	3/31/2027	$-	(2,578)	(3,088)	0.00%	B/E/F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	2/19/2029	$-	(9,279)	(17,623)	(0.01)%	E/F
Smarsh, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	2/19/2029	$-	(2,320)	(4,406)	0.00%	E/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	7.25%	2/19/2029	$1,958,057	1,921,265	1,887,567	1.17%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	8.00%	6/30/2028	$2,720,206	2,672,091	2,586,916	1.60%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	8.00%	6/30/2028	$578,271	559,917	527,145	0.33%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	8.00%	6/30/2028	$70,093	66,028	60,076	0.04%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Zilliant Incorporated	First Lien Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$2,273,065	$2,231,961	$2,207,140	1.37%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$-	(10,144)	(16,111)	(0.01)%	E/F
Zilliant Incorporated	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$-	(4,058)	(6,444)	0.00%	E/F
								32,155,537	31,935,725	19.78%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.19%	7/2/2026	$2,979,677	$2,930,532	$2,923,063	1.81%	F
Supergoop, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	7.42%	12/29/2028	$539,288	529,131	528,394	0.33%	F
Supergoop, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	7.42%	12/29/2028	$-	(1,451)	(1,467)	0.00%	E/F
								3,458,212	3,449,990	2.14%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.18%	2/17/2026	$53,718	52,051	51,266	0.03%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	8.50%	9/17/2026	$4,482,775	4,384,875	4,359,499	2.70%	B/F

Total Debt Investments - 128.4% of Net Assets								157,746,501	155,580,250	96.32%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					3/14/2032	$26,332	-	30,449	0.02%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock					3/14/2032	$13,166	-	20,066	0.01%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	$61	-	657,649	0.41%	B/F/G/H
								-	708,164	0.44%
Diversified Financial Services
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares					11/23/2028	$8	-	25,536	0.02%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	$2,394	-	60,257	0.04%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock					8/27/2031	$299	-	3,199	0.00%	B/F/G/H
								-	88,992	0.06%
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	$32,515	3,203	3,203	0.00%	F/G/H

Total Equity Securities - 0.7% of Net Assets								$3,203	$800,359	0.50%

Total Investments - 129.1% of Net Assets								$157,749,704	$156,380,609	96.82%

Cash and Cash Equivalents - 4.2% of Net Assets									$5,131,881	3.18%

Total Cash and Investments - 133.3% of Net Assets									$161,512,490	100.00%

Notes to Schedule of Investments:

(A) Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $47,084,147 and $4,533,473 respectively, for the six months ended June 30, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2022 was $156,380,609 or 96.8% of total cash and investments of the Company. As of June 30, 2022, approximately 18.3% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Notes to Schedule of Investments:

(A) Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

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

June 30, 2022

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

BlackRock Capital Investment Advisors, LLC, a wholly owned, indirect subsidiary of BlackRock, Inc., serves as the Advisor of the Company. BlackRock Financial Management, Inc. serves as the administrator of the Company (the “Administrator”), and is affiliated with the Advisor. Company management consists of the Advisor and the Company’s board of directors. The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the board of directors, which sets the broad policies of the Company. The board of directors of the Company has delegated investment management of the Company’s assets to the Advisor. The board of directors consists of four persons, three of whom are independent.

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

June 30, 2022

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

The Securities and Exchange Commission (the "SEC") has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Company’s Board of Directors may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. It is anticipated that the Company will be in compliance with the Rule on or before the formal SEC compliance date on September 8, 2022.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

At June 30, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs (2)	8,565,903	—	8,565,903
3	Independent third-party valuation sources that employ significant unobservable inputs	147,014,347	800,359	147,814,706
Total		$155,580,250	$800,359	$156,380,609

(1) Includes senior secured loans

(2) For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$135,775,805	Income approach	Discount rate	8.7% - 15.3% (11.3%)
	10,311,292	Market quotations	Indicative bid/ask quotes	1 (1)
	927,250	Option Pricing Model	EBITDA/Revenue multiples	4.25x (4.25x)
			Implied volatility	65.0% (65.0%)
			Term	2.8 years (2.8 years)
Equity	800,359	Option Pricing Model	EBITDA/Revenue multiples	4.1x - 30.0x (4.4x)
			Implied volatility	60.0 - 65.0% (64.5%)
			Term	0.8 - 4.8 years (2.9 years)
$147,814,706

(1)	Weighted by fair value

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$128,098,577	$874,221	$128,972,798
Net realized and unrealized gains (losses)	(2,241,881)	(77,065)	(2,318,946)
Acquisitions (1)	23,328,686	3,203	23,331,889
Dispositions	(4,225,903)	—	(4,225,903)
Transfers into Level 3 (2)	2,811,728	—	2,811,728
Transfers out of Level 3 (3)	(756,860)		(756,860)
Ending balance	$147,014,347	$800,359	$147,814,706

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,143,552)	$(77,065)	$(2,220,617)

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes
(3)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

Changes in investments categorized as Level 3 during the six months ended June 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$108,058,825	$650,891	$108,709,716
Net realized and unrealized gains (losses)	(2,580,184)	146,265	(2,433,919)
Acquisitions (1)	43,929,553	3,203	43,932,756
Dispositions	(4,448,715)	—	(4,448,715)
Transfers into Level 3 (2)	2,811,728	—	2,811,728
Transfers out of Level 3 (3)	(756,860)	—	(756,860)
Ending balance	$147,014,347	$800,359	$147,814,706

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,480,699)	$146,265	$(2,334,434)

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes
(3)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs (1)	7,819,320	—	7,819,320
3	Independent third-party valuation sources that employ significant unobservable inputs	108,058,825	650,891	108,709,716
Total		$115,878,145	$650,891	$116,529,036

(1)	For example, quoted prices in inactive markets or quotes for comparable investments

 Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$101,178,882	Income approach	Discount rate	6.9% - 12.8% (8.8%)
	6,052,548	Market quotations	Indicative bid/ask quotes	1 (1)
	827,395	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	65.0% (65.0%)
			Term	3.3 years (3.3 years)
Equity	650,891	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	64.3% (64.3%)
			Term	3.3 years (3.3 years)
$108,709,716

(1)	Weighted by fair value

Changes in investments categorized as Level 3 during the three months ended June 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$18,013,736	$—	$47,832	$18,061,568
Net realized and unrealized gains (losses)	276,962	—	71,684	348,646
Acquisitions (1)	32,926,235	—	—	32,926,235
Dispositions	(871,298)	—	—	(871,298)
Transfers into Level 3	121,096	—	—	121,096
Ending balance	$50,466,731	$—	$119,516	$50,586,247

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$259,180	$ —	$71,684	$330,864

(1)	Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$—	$—
Net realized and unrealized gains (losses)	264,903	—	119,516	384,419
Acquisitions (1)	50,955,416	—	—	50,955,416
Dispositions	(874,684)	—	—	(874,684)
Transfers into Level 3	121,096	—	—	121,096
Ending balance	$50,466,731	$—	$119,516	$50,586,247

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$247,121	$ —	$119,516	$366,637

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2022, included in cash and cash equivalents was $3,648,151 (3.0% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 1.23%. At December 31, 2021, included in cash and cash equivalents was $1,169,710 (1.4% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.01%. There was no restricted cash at June 30, 2022 or December 31, 2021.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2022 and December 31, 2021 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

or loss from investments. The Company did not hold any investments denominated in foreign currency at June 30, 2022 and December 31, 2021.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to June 30, 2022, the Company incurred $71,685 in organizational expenses. During the six months ended June 30, 2022, the Company did not incur any additional organizational expenses. From November 30, 2020 through June 30, 2022, the Company had incurred a total of $267,621 in offering costs, of which $107,049 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

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

As of December 31, 2021, gross unrealized appreciation and depreciation for investments based on cost for U.S. federal income tax purposes were as follows:

December 31, 2021
Tax basis of investments	$114,888,752

Unrealized appreciation	1,999,528
Unrealized depreciation	(359,244)
Net unrealized appreciation (depreciation)	$1,640,284

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. There were no incentive fees paid or accrued on net investment income or capital gains for the three months ended June 30, 2021 as our performance did not exceed the cumulative total return threshold.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

3. Management Fees, Incentive Fees and Other Expenses (Continued)

Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the six months ended June 30, 2022, were $(165,778) and $0 on a cumulative basis. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2022	2021
Interest expense	$474,687	$6,600
Amortization of deferred debt issuance costs	153,867	8,210
Commitment fees	43,491	6,094
Total	$672,045	$20,904

At June 30, 2022, there was $41,000,000 of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 2.58%. At December 31, 2021, there was $22,000,000 of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 2.06%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, the estimated fair value of the outstanding debt approximated their carrying values.

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

The Company conducts business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the Boston area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers, and the custodian. These activities may expose the Company to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company enters into contracts that contain a variety of indemnifications and is engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2022 and December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2022	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
ALCV Purchaser, Inc. (AutoLenders)	4/15/2026	20,843	92,635
Alpine Acquisition Corp II (48Forty)	11/30/2026	372,437	N/A
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2027	N/A	121,888
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	54,757	195,562
BW Holding, Inc. (Brook & Whittle)	12/14/2029	N/A	153,411
CSG Buyer, Inc. (Core States)	4/1/2028	553,884	N/A
Cherry Bekaert Advisory, LLC	6/30/2028	571,728	N/A
CBI-Gator Acquisition, LLC	10/25/2027	397,694	397,694
Civic Plus, LLC	8/25/2027	92,051	290,395
Colony Display, LLC	6/30/2026	N/A	490,260
CyberGrants Holdings, LLC	9/8/2027	685,930	501,850
Elevate Brands OpCo, LLC	3/15/2027	2,890,656	N/A
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	268,108	N/A
ESO Solutions, Inc.	5/3/2027	244,561	244,561
Foreside Financial Group, LLC	9/30/2027	165,866	N/A
GC Waves Holdings, Inc. (Mercer)	8/13/2026	1,189,895	N/A
Grey Orange Incorporated	5/6/2026	611,185	N/A
Greystone Select Company II, LLC (Passco)	3/21/2027	2,668,930	N/A
Homerenew Buyer, Inc. (Project Dream)	8/10/2027	1,767,239	1,104,131
Howlco, LLC, (Lone Wolf)	9/8/2027	N/A	1,870
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	752,775	752,775
Kaseya, Inc.	6/25/2029	421,554	N/A
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	734,415	N/A
Oak Purchaser, Inc. (DaySmart)	4/28/2028	520,012	N/A
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	577,448	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	1,012,487	285,602
Porcelain Acquisition Corporation (Paramount)	4/30/2027	N/A	375,447
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	1,461,157	1,588,712
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	162,541
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	N/A	172,927
Smarsh, Inc.	2/19/2029	611,893	N/A
Suited Connector, LLC	12/1/2027	502,883	481,019
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	40,568	47,302
Sunland Asphalt & Construction, LLC	9/30/2025	N/A	209,025
Supergoop, LLC	12/29/2028	63,089	72,628
Tahoe Finco, LLC (Talend)	10/1/2027	336,123	336,123
Tempus, LLC (Epic Staffing)	2/5/2027	N/A	1,022,432
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	184,181	184,181
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	599,462	669,556
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Wealth Enhancement Group, LLC	10/4/2027	3,027,975	N/A
Worldremit Group Limited (United Kingdom)	4/13/2027	121,888	N/A
Zilliant Incorporated	12/21/2027	777,778	777,778
Total Unfunded Balances		$24,975,372	$11,243,684

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2022 and December 31, 2021, amounts reimbursable to the Advisor totaled $83,224 and $142,784 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2022 and 2021, $201,385 and $194,206 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of June 30, 2022, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of June 30, 2022, $120.4 million (40.0% of total commitments) had been called. During the six months ended June 30, 2022, the Company issued 3,334,694 shares, with an average purchase price of $10.53 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 6, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
				$0.12	$1,401,289

No dividends were declared or paid for the six months ended June 30, 2021.

8. Subsequent Events

On July 28, 2022, the Company’s board of directors declared a third quarter dividend in the amount of $2,500,426, or approximately $0.21 per share, payable on September 30, 2022 to stockholders of record as of the close of business on September 16, 2022.

On July 28, 2022, pursuant to Rule 2a-5 under the 1940 Act, the board of trustees designated the Adviser as the Valuation Designee to perform certain fair value functions, including performing fair value determinations for the Fund.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

9. Financial Highlights

The financial highlights below show the Company's results of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Per Common Share
Per share NAV at beginning of period	$10.34	$9.92

Investment operations: (1)
Net investment income	0.39	0.11
Net realized and unrealized gain (loss)	(0.26)	0.12
Total from investment operations	0.13	0.23
Dividends to common shareholders	(0.12)	—
Per share NAV at end of period	$10.35	$10.15

Total return based on net asset value: (2)	1.26%	2.32%

Shares outstanding at end of period	11,706,673	5,996,103
Ratios to average net asset value: (3)
Net investment income	1.80%	1.94%
Expenses before incentive fee (4)	3.69%	2.94%
Expenses and incentive fee (5)	3.72%	2.94%

Ending net asset value	$121,178,414	$60,884,866
Portfolio turnover rate	3.4%	3.9%
Weighted-average debt outstanding	$36,665,249	$94,018
Weighted-average interest rate on debt	2.8%	12.0%
Weighted-average number of shares of common stock	9,735,334	4,060,501
Weighted-average debt per share	$3.77	$0.02

(1)	Per share changes in net asset value are computed based on the actual number of shares outstanding during the time such activity occurred.
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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last two fiscal years and the period ended June 30, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
As of June 30, 2022	$110,000	$3,940	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
As of June 30, 2022	$41,000,000	$3,951	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)	The Company's senior securities are not registered for public trading.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2022

Investment	Acquisition Date
Elevate Brands Holdco, Inc.	3/14/2022
Elevate Brands Holdco, Inc.	3/14/2022
Grey Orange Incorporated	5/5/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
SellerX Germany Gmbh & Co. Kg (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock Direct Lending Corp. (the “Company,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;
•	the return or impact of current and future investments;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the general economy and its impact on the industries in which we invest;
•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our financing resources and working capital;
•	the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the timing, form and amount of any dividend distributions; and
•	the phase-out of LIBOR and the use of replacement rates for LIBOR
•	the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains; and
•	our ability to maintain our qualification as a RIC and as a business development company.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2022, 81.7% of our total assets were invested in qualifying assets.

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

The Securities and Exchange Commission (the "SEC") has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Company’s Board of Directors may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. It is anticipated that the Company will be in compliance with the Rule on or before the formal SEC compliance date on September 8, 2022.

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

As of June 30, 2022, none of our investments were categorized as Level 1, 5.5% were categorized as Level 2 and 94.5% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended June 30, 2022, we invested approximately $24.2 million, comprised of investments in 13 new portfolio companies and 5 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $24.2 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $4.3 million in proceeds from sales or repayments of investments during the three months ended June 30, 2022.

During the six months ended June 30, 2022, we invested approximately $47.1 million in senior secured loans in 24 new portfolio companies and 8 existing portfolio companies. Additionally, we received approximately $4.5 million in proceeds from sales or repayments of investments during the six months ended June 30, 2022.

At June 30, 2022, our investment portfolio of $156.4 million (at fair value) consisted of 80 portfolio companies and was invested 99.5% in senior secured loans and 0.5% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 3.8% of our portfolio and our five largest portfolio company investments by value comprised approximately 16.1% of our portfolio at June 30, 2022.

At December 31, 2021, our investment portfolio of $116.5 million (at fair value) consisted of 56 portfolio companies and was invested 99.4% in senior secured loans and 0.6% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 4.6% of our portfolio and our five largest portfolio company investments by value comprised approximately 20.0% of our portfolio at December 31, 2021.

The industry composition of our portfolio at fair value at June 30, 2022 was as follows:

Industry	Percent of Total Investments
Software	20.4%
Internet Software & Services	11.9%
Diversified Financial Services	8.7%
Professional Services	8.5%
Construction & Engineering	6.1%
Diversified Consumer Services	6.0%
Health Care Technology	3.3%
Health Care Providers & Services	3.2%
Road & Rail	3.2%
Real Estate Management & Development	2.9%
Wireless Telecommunication Services	2.8%
IT Services	2.6%
Paper & Forest Products	2.4%
Specialty Retail	2.2%
Diversified Consumer Services	2.0%
Insurance	1.9%
Construction Materials	1.5%
Media	1.5%
Containers & Packaging	1.1%
Diversified Telecommunication Services	1.1%
Health Care Equipment & Supplies	1.1%
Beverages	1.0%
Other	4.6%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 9.2% at June 30, 2022 and 8.2% at December 31, 2021. At June 30, 2022, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 0.6% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.3% at June 30, 2022. No debt investments in the portfolio company were on non-accrual status as of June 30, 2022. At December 31, 2021, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.5% at December 31, 2021. No debt investments in the portfolio company were on non-accrual status as of December 31, 2021.

Results of operations

Investment income

Investment income totaled $3,301,549 and $724,664, respectively, for the three months ended June 30, 2022 and 2021, of which $3,195,993 and $724,664 were attributable to interest and fees on our debt investments, $79,338 and $0 were attributable to PIK income, and $26,218 and $0 to other income, respectively. The increase in investment income in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 reflects the significant increase in portfolio size as the Company continues to ramp up.

Investment income totaled $5,808,016 and $995,254, respectively, for the six months ended June 30, 2022 and 2021, of which $5,614,583 and $965,254 were attributable to interest income and fees on our debt investments, $148,344 and $0 were attributable to PIK income, and $45,089 and $30,000 to other income, respectively. The increase in investment income in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflects the significant increase in portfolio size as the Company continues to ramp up.

Expenses

Total operating expenses for the three months ended June 30, 2022 and 2021 were $803,139 and $426,838, respectively, comprised of $365,120 and $17,516 in interest and other debt expenses, $315,578 and $45,298 in management fees, $101,155 and $194,206 in administrative expenses, $85,002 and $95,121 in professional fees, $37,500 and $46,000 in director fees, $10,592 and $11,086 in custody and transfer agent fees, $6,822 and $5,999 in insurance expenses, ($170,424) and $0 in accrued incentive fees on capital gains, and $52,804 and $11,612 in other expenses, respectively. The increase in expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily reflects the significant increase in portfolio size and other Company activities as the Company continues to ramp up.

Total operating expenses for the six months ended June 30, 2022 and 2021 were $1,906,317 and $599,030 respectively, comprised of $672,045 and $20,904 in interest and other debt expenses, $577,628 and $50,142 in management fees, $201,385 and $194,206 in administrative expenses, $198,358 and $198,878 in professional fees, $81,000 and $87,500 in director fees, $23,519 and $21,140 in custody and transfer agent fees, $13,568 and $12,271 in insurance expenses, $201,710 and $0 in incentive fees earned, ($165,778) and $0 in accrued incentive fees on capital gains, and $102,882 and $13,989 in other expenses, respectively. The increase in expenses in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily reflects the significant increase in portfolio size and other Company activities as the Company continues to ramp up.

Net investment income

Net investment income was $2,498,410 and $297,826 respectively, for the three months ended June 30, 2022 and 2021. The increase in net investment income reflects the higher investment income, offset by the higher operating expenses during the three months ended June 30, 2022 compared to the same period in 2021.

Net investment income was $3,901,699 and $396,224, respectively, for the six months ended June 30, 2022 and 2021. The increase in net investment income reflects the higher investment income, offset by the higher operating expenses during the six months ended June 30, 2022 compared to the same period in 2021.

Net realized and unrealized gain or loss

Net realized gain for the three months ended June 30, 2022 and 2022 was $15 and $0, respectively.

Net realized gain for the six months ended June 30, 2022 and 2022 was $4,041 and $0, respectively.

For the three months ended June 30, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(2,730,109) and $369,001, respectively. The change in net unrealized depreciation for the three months ended June 30, 2022 was primarily driven by $(225,168) net unrealized depreciation on McAfee, $(217,018) net unrealized depreciation on Consilio and other unrealized depreciation across the portfolio due to wider yield spreads during the period, offset by $50,515 unrealized appreciation on our investment in Elevate. The change in net unrealized appreciation for the three months ended June 30, 2021 was attributed primarily to spread tightening across our portfolio.

For the six months ended June 30, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(3,009,379) and $557,446, respectively. The change in net unrealized depreciation for the six months ended June 30, 2022 was primarily driven by $(242,939) net unrealized depreciation on Juice Plus, $(236,877) net unrealized depreciation on Consilio and other unrealized depreciation across the portfolio due to wider yield spreads during the period, offset by $180,398 unrealized appreciation on our investment in Razor Group, and $50,515 on our investment in Elevate. The change in net unrealized appreciation for the six months ended June 30, 2021 was attributed primarily to spread tightening across our portfolio.

Incentive compensation

There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the three months ended June 30, 2022. In addition, we reversed the accrual of $170,434 as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP.

For the six months ended June 30, 2022, $201,710 in incentive fees earned were payable due to our performance exceeding the cumulative total return threshold. In addition, we reversed the accrual of $165,778 as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred in the six months ended June 30, 2022 and 2021.

Net increase in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $(231,699) and $666,827 respectively, for the three months ended June 30, 2022 and 2021.

The net increase in net assets applicable to common stockholders resulting from operations was $896,361 and $953,670 respectively, for the six months ended June 30, 2022 and 2021.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Shares Issued	3,334,694	2,986,102
Average Price Per Share	$10.52	$10.07
Proceeds (1)	$35,080,984	$30,069,274

(1)	Net of offering costs of $35,683 and $30,726 for the six months ended June 30, 2022 and 2021, respectively

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors. The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At June 30, 2022, there was $41.0 million drawn on the Capital Call Facility.

Total debt outstanding as of June 30, 2022 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2022, the Company’s asset coverage ratio was 394%.

Net cash used in operating activities during the six months ended June 30, 2022 was $49.5 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $52.6 million, and net investment income (net of non-cash income and expenses) of approximately $3.1 million.

Net cash provided by financing activities was $52.7 million during the six months ended June 30, 2022, consisting of $19.0 million drawn on the Credit Call Facility, $35.1 million proceeds from shares of common stock sold offset by $1.4 million in dividends paid to shareholders .

At June 30, 2022, we had $5.1 million in cash and cash equivalents.

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

The following table summarizes dividends declared for the six months ended June 30, 2022. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
June 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
				$0.12	$1,401,289

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

Recent Developments

From July 1, 2022 through August 1, 2022, the Company has invested approximately $8.7 million primarily in 3 senior secured loans with a combined effective yield of approximately 10.1%.

On June 25, 2022, Bradley B. Pritchard informed the Company of his intention to step down as President, Chief Operating Officer and Director of the Company, effective June 25, 2022. The size of the Board is now four, rather than five, persons.

On July 28, 2022, the Company’s board of directors declared a third quarter dividend in the amount of $2,500,426, or approximately $0.21 per share, payable on September 30, 2022 to stockholders of record as of the close of business on September 16, 2022.

On July 28, 2022, the Company’s board of directors appointed John Doyle, a member of BlackRock’s Global Credit Platform, as an interested director to the Board effective immediately. Mr. Doyle was concurrently appointed as President and Chief Operating Officer of the Company.Prior to his current role, Mr. Doyle was a Director at Tennenbaum Capital Partners, LLC. Prior to Tennenbaum, Mr. Doyle was a Principal at Hercules Capital. Previously, Mr. Doyle held positions at Silver Lake Kraftwerk, Hyde Park Venture Partners and Fountain Partners. Mr. Doyle earned a bachelor's degree in Business Administration from University of Southern California and an M.B.A. from The University of Chicago.

On July 28, 2022 pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated the Adviser as the Valuation

Designee to perform certain fair value functions, including performing fair value determinations for the Fund.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2022, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of June 30, 2022, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$3,657,823	$0.31
Up 200 basis points	2,436,573	0.21
Up 100 basis points	1,215,322	0.10
Down 100 basis points	(975,150)	(0.08)
Down 200 basis points	(716,115)	(0.06)
Down 300 basis points	(716,115)	(0.06)

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2022, we are currently not a party to any pending material legal proceedings.

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

Rising interest rates or changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. While we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of rising interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of Incentive Fees payable to our Advisor with respect to the portion of the Incentive Fee based on income.

Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades. As inflation increases, the real value of our shares and distributions therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

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

BlackRock Direct Lending Corp.

Date: August 5, 2022	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: August 5, 2022	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer