Form 10-Q
period 2022-09-30
BlackRock Direct Lending Corp.
filed 2022-11-04
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2022

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

As of September 30, 2022, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on November 4, 2022 was 14,578,998.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED September 30, 2022

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $197,160,469 and $114,888,752, respectively)	$194,682,639	$116,529,036
Total investments (cost of $197,160,469 and $114,888,752, respectively)	194,682,639	116,529,036

Cash and cash equivalents	5,877,271	1,957,486
Interest receivable	1,219,443	809,137
Deferred debt issuance costs	219,790	451,461
Deferred offering costs	133,811	196,256
Prepaid expenses and other assets	189,360	98,285
Total assets	202,322,314	120,041,661

Liabilities
Debt (net of deferred issuance costs of $15,304 and $15,709, respectively)	50,094,696	22,094,291
Management fees payable	358,236	—
Reimbursements due to the Advisor	270,385	142,784
Interest and debt related payables	143,276	73,441
Incentive fees payable (Note 3)	—	304,622
Accrued capital gains incentive fees (Note 3)	—	165,778
Payable for investments purchased	—	10,366,640
Accrued expenses and other liabilities	426,299	291,747
Total liabilities	51,292,892	33,439,303

Commitments and contingencies (Note 5)

Net assets	$151,029,422	$86,602,358

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 14,578,998 and 8,371,979 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$14,579	$8,372
Paid-in capital in excess of par	150,231,679	85,083,664
Distributable earnings	783,164	1,510,322
Total net assets	151,029,422	86,602,358
Total liabilities and net assets	$202,322,314	$120,041,661

Net assets per share	$10.36	$10.34

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment income	2022	2021	2022	2021
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$4,521,415	$1,499,951	$10,135,998	$2,465,205
PIK income:
Non-controlled, non-affiliated investments	—	11,554	148,344	11,554
Other income:
Non-controlled, non-affiliated investments	109,630	—	154,719	30,000
Total investment income	4,631,045	1,511,505	10,439,061	2,506,759

Operating expenses
Interest and other debt expenses	564,184	150,690	1,236,229	171,594
Management fees	358,236	124,250	935,864	174,392
Professional fees	94,765	127,190	293,123	326,068
Administrative expenses	84,796	87,554	286,181	281,760
Director fees	40,000	45,926	121,000	133,426
Custody and transfer agent fees	14,609	7,277	38,128	28,417
Insurance expense	6,896	6,065	20,464	18,336
Incentive fees earned	—	—	201,710	—
Incentive fees on capital gains (1)	—	—	(165,778)	—
Other operating expenses	80,628	42,296	183,510	56,285
Total operating expenses	1,244,114	591,248	3,150,431	1,190,278

Net investment income	3,386,931	920,257	7,288,630	1,316,481

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	5,920	4,041	5,920
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	(1,108,735)	1,177,721	(4,118,114)	1,735,167
Net realized and unrealized gain (loss)	(1,108,735)	1,183,641	(4,114,073)	1,741,087

Net increase (decrease) in net assets from operations	$2,278,196	$2,103,898	$3,174,557	$3,057,568

Earnings per share (2)	$0.18	$0.35	$0.31	$0.58

Basic and diluted weighted average shares outstanding	13,174,056	5,996,102	10,894,171	4,712,791

(1)
Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and nine months ended September 30, 2022 (see Note 3).
(2)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922
Issuance of common stock	1,500,858	1,501	15,048,499	—	15,050,000
Offering costs charged to paid-in capital	—	—	(11,399)	—	(11,399)
Net investment income	—	—	—	98,398	98,398
Net realized and unrealized gain (loss)	—	—	—	188,445	188,445
Balance at March 31, 2021	4,510,858	$4,511	$44,991,494	$191,361	$45,187,366

Issuance of common stock	1,485,244	1,485	15,048,515	—	15,050,000
Offering costs charged to paid-in capital	—	—	(19,327)	—	(19,327)
Net investment income	—	—	—	297,826	297,826
Net realized and unrealized gain (loss)	—	—	—	369,001	369,001
Dividends paid to common shareholders	—	—	—	—	—
Balance at June 30, 2021	5,996,102	$5,996	$60,020,682	$858,188	$60,884,866
Net investment income	—	—	—	920,257	920,257
Net realized and unrealized gain (loss)	—	—	—	1,183,641	1,183,641
Dividends paid to common shareholders	—	—	—	(209,983)	(209,983)
Balance at September 30, 2021	5,996,102	$5,996	$60,020,682	$2,752,103	$62,778,781

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358
Net investment income	—	—	—	1,403,289	1,403,289
Net realized and unrealized gain (loss)	—	—	—	(275,229)	(275,229)
Balance at March 31, 2022	8,371,979	$8,372	$85,083,664	$2,638,382	$87,730,418

Issuance of common stock	3,334,694	3,335	35,113,332	—	35,116,667
Offering costs charged to paid-in capital	—	—	(35,683)	—	(35,683)
Net investment income	—	—	—	2,498,410	2,498,410
Net realized and unrealized gain (loss)	—	—	—	(2,730,109)	(2,730,109)
Dividends paid to common shareholders	—	—	—	(1,401,289)	(1,401,289)
Balance at June 30, 2022	11,706,673	$11,707	$120,161,313	$1,005,394	$121,178,414

Issuance of common stock	2,872,325	2,872	30,097,128	—	30,100,000
Offering costs charged to paid-in capital	—	—	(26,762)	—	(26,762)
Net investment income	—	—	—	3,386,931	3,386,931
Net realized and unrealized gain (loss)	—	—	—	(1,108,735)	(1,108,735)
Dividends paid to common shareholders	—	—	—	(2,500,426)	(2,500,426)
Balance at September 30, 2022	14,578,998	$14,579	$150,231,679	$783,164	$151,029,422

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$3,174,557	$3,057,568
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(4,041)	(5,920)
Change in net unrealized (appreciation)/depreciation of investments	4,118,114	(1,735,167)
Net amortization of investment discounts and premiums	(699,025)	(103,927)
Amortization of deferred debt issuance costs	232,076	64,552
Interest and dividend income paid in kind	(148,344)	(11,554)
Changes in assets and liabilities:
Purchases of investments	(90,895,904)	(80,892,586)
Proceeds from disposition of investments	9,475,597	1,407,478
Decrease (increase) in interest receivable	(410,306)	(463,854)
Decrease (increase) in prepaid expenses and other assets	(91,075)	(30,060)
Increase (decrease) in management fees payable	358,236	124,250
Increase (decrease) in reimbursements due to the Advisor	127,601	(37,898)
Increase (decrease) in interest and debt related payables	69,835	56,068
Increase (decrease) in incentive fees payable	(304,622)	—
Increase (decrease) in accrued capital gains incentive fees	(165,778)	—
Increase (decrease) in payable for investments purchased	(10,366,640)	3,657,712
Increase (decrease) in accrued expenses and other liabilities	134,552	384,947
Net cash provided by (used in) operating activities	(85,395,167)	(74,528,391)

Financing activities
Draws on credit facilities	90,000,000	50,000,000
Repayments on credit facilities	(62,000,000)	(25,000,000)
Proceeds from shares of common stock sold	65,216,667	30,100,000
Payments of debt issuance costs	—	(445,379)
Payments of equity offering costs	—	(267,620)
Dividends paid to shareholders	(3,901,715)	(209,983)
Net cash provided by (used in) financing activities	89,314,952	54,177,018

Net increase (decrease) in cash and cash equivalents (including restricted cash)	3,919,785	(20,351,373)
Cash and cash equivalents (including restricted cash) at beginning of period	1,957,486	30,193,016
Cash and cash equivalents (including restricted cash) at end of period	$5,877,271	$9,841,643

Supplemental cash flow information
Interest payments	$934,318	$50,972

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	9.75%	4/15/2026	$921,061	$910,999	$921,061	0.46%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	9.80%	4/15/2026	$92,635	91,643	92,635	0.05%	F
								1,002,642	1,013,696	0.51%
Aerospace & Defense
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	9.10%	8/16/2029	$1,632,483	1,600,025	1,599,833	0.80%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	9.10%	8/16/2028	$-	(2,595)	(2,650)	0.00%	E/F
								1,597,430	1,597,183	0.80%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	8.31%	11/20/2025	$1,923,514	1,795,678	1,461,390	0.73%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	9.42%	4/30/2027	$865,091	850,940	874,607	0.44%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	9.42%	4/30/2027	$135,161	133,022	136,648	0.07%	F
								983,962	1,011,255	0.51%
Capital Markets
GC Champion Acquisition LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	9.77%	8/19/2028	$2,838,198	2,781,987	2,781,434	1.39%	F
GC Champion Acquisition LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.75%	9.77%	8/19/2028	$-	(15,465)	(15,768)	(0.01)%	E/F
								2,766,522	2,765,666	1.38%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	10.32%	8/31/2029	$1,076,305	1,061,688	1,020,337	0.51%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	10.32%	8/31/2029	$-	(1,194)	(9,577)	(0.00)%	E/F
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2028	$1,637,286	1,596,787	1,597,663	0.80%	F
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2028	$-	(27,740)	(27,326)	(0.01)%	E/F
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2027	$-	(6,496)	(6,422)	0.00%	E/F
								2,623,045	2,574,675	1.30%
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	8.34%	3/31/2028	$1,303,598	1,277,526	1,274,919	0.64%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	8.34%	3/31/2028	$-	(8,521)	(9,373)	(0.00)%	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.05%	3/31/2028	$85,213	80,952	80,526	0.04%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.20%	8/10/2027	$1,417,530	1,386,543	1,372,169	0.68%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	10.69%	8/10/2027	$1,949,985	1,898,611	1,866,363	0.93%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	9.68%	11/23/2027	$55,729	45,893	40,444	0.02%	F
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$995,721	981,985	971,823	0.48%	F
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$334,811	330,136	326,776	0.16%	F
								5,993,125	5,923,646	2.95%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	12.62%	9/21/2027	$2,983,631	2,909,159	2,909,041	1.45%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	9.00%	12.62%	9/21/2027	$-	(24,795)	(24,864)	(0.01)%	E/F
								2,884,364	2,884,177	1.44%
Construction & Material
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	8.57%	2/1/2028	$2,430,003	2,384,557	2,284,203	1.14%	D

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	10.55%	12/14/2029	$1,653,888	1,618,730	1,551,347	0.77%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	10.55%	12/14/2029	$153,411	150,198	143,899	0.07%	F
								1,768,928	1,695,246	0.85%
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(S)	1.00%	7.50% Cash + 2.00% PIK	13.91%	6/30/2026	$968,263	953,229	937,278	0.47%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.50%	11.63%	3/15/2027	$3,131,544	$3,080,405	$2,987,493	1.49%	F
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	9.00%	12.60%	9/30/2025	$4,000,000	4,030,503	3,988,000	1.99%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	-	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$552,216	552,216	910,053	0.45%	B/F
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	11.67%	11/23/2025	$1,038,843	1,018,693	981,343	0.49%	B/F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	9.46%	9/15/2027	$-	(7,602)	(7,670)	0.00%	E/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.46%	9/17/2029	$4,175,771	4,082,391	4,081,816	2.04%	F
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.50%	12.16%	10/15/2025	$2,687,893	2,703,997	2,521,243	1.26%	F
								15,460,603	15,462,278	7.72%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.13%	3/26/2026	$2,623,181	2,598,903	2,602,983	1.30%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	9.13%	3/26/2026	$-	-	(734)	0.00%	E/F
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	0.50%	6.75%	10.42%	6/15/2026	$1,250,000	1,238,883	1,235,125	0.62%	B/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2029	$-	(16,922)	(20,307)	(0.01)%	E/F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	9.80%	8/31/2028	$-	(7,414)	(9,025)	0.00%	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2029	$3,827,398	3,742,224	3,724,058	1.86%	F
Apex Group Treasury LLC	Second Lien Incremental Term Loan	LIBOR(Q)	0.50%	6.75%	10.42%	7/27/2029	$1,761,100	1,726,062	1,740,143	0.87%	C/F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	5.50%	8.62%	8/13/2026	$461,822	452,294	448,131	0.22%	F
Foreside Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	8.62%	9/30/2027	$585,413	574,172	569,022	0.28%	F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	8.02%	9/30/2027	$5,742	3,357	2,169	0.00%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	8.62%	9/30/2027	$-	(715)	(1,072)	0.00%	E/F
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	11.49%	7/5/2026	$2,723,829	2,683,464	2,669,352	1.33%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	9.96%	10/4/2027	$231,675	218,200	184,715	0.09%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00%	9.96%	10/4/2027	$-	(773)	(2,678)	0.00%	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	8.87%	12/10/2027	$2,636,927	2,589,856	2,560,192	1.28%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	8.87%	12/10/2027	$-	(4,604)	(7,731)	(0.00)%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	12.34%	2/11/2025	$4,000,000	3,947,603	3,932,000	1.96%	B/F/I
								19,744,590	19,626,343	9.80%
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	10.12%	6/2/2029	$561,180	553,881	556,410	0.28%	F
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	10.12%	6/2/2029	$1,155,370	1,135,253	1,145,550	0.57%	F
								1,689,134	1,701,960	0.85%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	9.12%	12/29/2028	$1,797,627	1,764,410	1,743,878	0.87%	F

Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	5.75%	8.63%	10/25/2027	$1,774,325	1,743,382	1,685,609	0.84%	F
CBI-Gator Acquisition, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$-	(5,771)	(17,063)	(0.01)%	E/F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$181,832	179,135	172,740	0.09%	F
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	9.57%	8/19/2027	$93,070	90,782	90,836	0.05%	F
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	9.57%	8/19/2027	$2,559,413	2,534,000	2,534,842	1.26%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	9.67%	6/28/2028	$3,564,000	3,501,700	2,861,892	1.43%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	8.65%	5/4/2028	$1,515,801	1,486,715	1,480,937	0.74%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	8.65%	5/4/2028	$-	(10,772)	(13,281)	(0.01)%	E/F
								9,519,171	8,796,511	4.39%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.93%	5/6/2027	$1,139,859	$1,122,670	$1,087,425	0.54%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	9.93%	5/6/2027	$-	(1,169)	(3,500)	0.00%	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	10.56%	5/3/2027	$3,325,794	3,267,300	3,252,627	1.62%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	10.56%	5/3/2027	$-	(3,750)	(5,380)	0.00%	E/F
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.29%	10/2/2028	$800,332	796,804	772,320	0.39%	F
								5,181,855	5,103,492	2.55%
Hotels, Restaurants & Leisure
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 4.00% PIK	9.77%	7/8/2027	$757,970	750,553	754,180	0.38%	F

Insurance
Alera Group, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.60%	9.63%	10/2/2028	$334,634	328,046	322,587	0.16%	F
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	9.63%	10/2/2028	$-	(13,198)	(24,094)	(0.01)%	E/F
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2029	$-	(10,818)	(13,139)	(0.01)%	E/F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2028	$-	(5,398)	(6,570)	(0.00)%	E/F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2029	$2,189,891	2,146,642	2,137,334	1.07%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.11%	9.15%	11/1/2028	$2,130,386	2,101,918	2,064,344	1.03%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.15%	11/1/2028	$363,143	357,886	353,701	0.18%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(M)	0.80%	6.00%	9.12%	11/1/2027	$591,774	584,169	573,429	0.29%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.12%	11/1/2028	$699,352	686,345	675,734	0.34%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	9.15%	11/1/2027	$-	(1,264)	(3,081)	0.00%	E/F
								6,174,328	6,080,245	3.05%
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	11.99%	10/25/2029	$2,853,861	2,800,840	2,625,552	1.31%	F
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	10.58%	8/22/2027	$843,157	834,769	837,254	0.42%	F
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	8.43%	8/25/2027	$516,258	507,371	506,604	0.25%	F
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	11.75%	14.38%	8/25/2027	$436,519	428,154	428,356	0.21%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	6.00%	8.70%	8/25/2027	$241,996	237,962	237,470	0.12%	F
Civic Plus, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	7.51%	8/25/2027	$-	(792)	(905)	0.00%	E/F
Civic Plus, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	7.51%	8/25/2027	$-	(836)	(816)	0.00%	E/F
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.50% cash + 2.00% PIK	10.16%	6/8/2028	$4,539,774	4,452,398	4,450,341	2.22%	F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(M)	0.75%	8.25%	11.37%	7/27/2029	$3,000,000	2,962,024	2,769,990	1.38%
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	8.00%	10.68%	4/6/2027	$1,020,610	1,003,787	998,157	0.50%	F
Reveal Data Corporation et al	First Lien Term Loan	SOFR(M)	1.00%	6.50%	9.19%	3/9/2028	$1,025,904	1,002,161	1,001,282	0.50%	F
Suited Connector, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	8.56%	12/1/2027	$1,351,636	1,327,596	1,174,572	0.59%	F
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	8.56%	12/1/2027	$-	(5,657)	(42,964)	(0.02)%	E/F
Suited Connector, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	8.46%	12/1/2027	$218,645	214,778	190,002	0.09%	F
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	8.68%	10/1/2028	$4,481,637	4,402,320	4,371,837	2.18%	F
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	8.68%	10/1/2027	$-	(5,770)	(8,470)	(0.00)%	E/F
								20,161,105	19,538,262	9.75%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(M)	-	8.00%	11.12%	5/28/2029	$3,000,000	2,974,375	2,781,000	1.39%	F
Idera, Inc.	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	9.32%	3/2/2029	$1,137,871	1,130,693	1,035,463	0.52%	F
								4,105,068	3,816,463	1.91%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	6.50%	8.35%	5/25/2027	$1,051,250	$1,014,282	$1,029,242	0.51%	D

Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	8.63%	10/1/2027	$827,110	813,046	805,936	0.40%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	8.63%	10/1/2027	$-	(1,246)	(1,901)	0.00%	E/F
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	-	7.00%	10.12%	10/19/2026	$130,856	122,971	117,443	0.06%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	9.59%	8/31/2023	$3,432,654	3,374,655	3,360,568	1.68%	F
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	9.59%	8/31/2023	$-	(18,231)	(22,764)	(0.01)%	E/F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.50%	7.87%	8/23/2026	$1,442,470	1,416,848	1,389,098	0.69%	F
								5,708,043	5,648,380	2.82%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	PRIME	1.00%	5.50%	10.50%	11/30/2026	$186,219	179,161	175,338	0.09%	F
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	8.53%	11/30/2026	$265,627	258,467	254,763	0.13%	F
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.50%	8.53%	11/30/2026	$3,975,224	3,889,573	3,812,943	1.90%	F
								4,327,201	4,243,044	2.12%
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.05%	6/30/2028	$931,488	913,450	913,696	0.46%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.05%	6/30/2028	$-	(7,305)	(7,280)	0.00%	E/F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	8.56%	6/30/2028	$19,058	15,403	15,418	0.01%	F
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	10.62%	5/14/2029	$3,000,000	2,975,374	2,823,000	1.41%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	10.33%	4/26/2030	$1,988,125	1,949,925	1,839,015	0.92%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$4,391,188	4,315,111	4,314,342	2.15%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$-	(20,009)	(20,411)	(0.01)%	E/F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$-	(7,174)	(7,319)	0.00%	E/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	8.75%	11.88%	2/17/2025	$4,272,200	4,206,034	4,212,389	2.10%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.75%	11.88%	2/17/2025	$1,750,000	1,726,357	1,725,500	0.86%	B/F
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	9.03%	9/30/2026	$1,456,621	1,447,665	1,432,150	0.71%	F
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	9.87%	8/4/2026	$438,158	435,814	424,192	0.21%	F
								17,950,645	17,664,692	8.82%
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	9.05%	3/2/2026	$2,800,000	2,800,000	2,766,400	1.38%	C/F
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	9.68%	3/21/2027	$-	(47,795)	(50,710)	(0.03)%	E/F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	9.68%	3/21/2027	$1,847,720	1,813,021	1,812,614	0.90%	F
								4,565,226	4,528,304	2.25%
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	11.03%	4/8/2025	$5,000,000	4,944,244	4,970,000	2.35%	F

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	9.38%	12/29/2027	$758,781	744,845	730,327	0.36%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	9.38%	12/29/2026	$-	(32,173)	(18,438)	(0.01)%	E/F
								712,672	711,889	0.35%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	10.62%	12/29/2025	$958,030	$950,179	$946,629	0.47%	F
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	9.96%	3/11/2027	$3,443,467	3,410,580	3,411,099	1.70%	F
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	9.46%	4/13/2027	$1,746,289	1,721,179	1,700,885	0.85%	F
Aras Corporation	Sr Secured Revolver	LIBOR(S)	1.00%	6.50%	9.50%	4/13/2027	$40,630	38,771	37,460	0.02%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	10.48%	4/30/2026	$1,976,860	1,932,542	1,953,137	0.97%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	-	6.75%	13.00%	4/30/2026	$205,992	200,217	202,863	0.10%	F
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$3,057,103	3,017,221	3,000,852	1.50%	F
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$18,313	10,543	7,156	0.00%	F
CyberGrants Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$153,084	149,921	148,467	0.07%	F
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$611,185	601,993	603,362	0.30%	F/I
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$-	(5,496)	(7,823)	(0.00)%	E/F/I
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	9.41%	8/30/2028	$-	(8,504)	(9,827)	0.00%	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	9.41%	8/30/2028	$3,779,611	3,695,401	3,681,341	1.84%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/9/2029	$-	(26,767)	(26,631)	(0.01)%	E/F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/9/2029	$-	(6,177)	(6,146)	0.00%	E/F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/9/2029	$1,769,090	1,735,315	1,734,947	0.87%	F
JOBVITE, Inc.	First Lien Last-Out Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/5/2028	$2,796,125	2,727,949	2,728,739	1.36%	F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	8.96%	10/23/2026	$738,760	732,818	716,449	0.36%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)	1.00%	3.00% Cash + 3.00% PIK	8.99%	12/17/2027	$2,893,512	2,842,198	2,833,038	1.41%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	3.00% Cash + 3.00% PIK	8.99%	12/17/2027	$-	(8,730)	(10,489)	(0.01)%	E/F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	8.99%	12/17/2027	$-	(4,365)	(5,244)	0.00%	E/F
Kaseya, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$3,448,180	3,397,380	3,406,802	1.70%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$-	(3,040)	(2,529)	0.00%	E/F
Kaseya, Inc.	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$-	(3,040)	(2,529)	0.00%	E/F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.04%	3/1/2028	$-	(13,273)	(17,332)	(0.01)%	E/F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.04%	3/1/2028	$2,276,685	2,234,569	2,222,956	1.11%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.49%	9/15/2025	$932,814	918,938	918,541	0.46%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	7.55%	4/28/2028	$650,015	643,515	633,115	0.32%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.48%	4/28/2028	$145,603	141,270	134,336	0.07%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	7.55%	4/28/2028	$-	(867)	(2,253)	0.00%	E/F/I
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	10.12%	9/24/2026	$616,281	606,195	596,314	0.30%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	11.19%	3/31/2027	$1,496,404	1,472,979	1,479,943	0.74%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	11.19%	3/31/2027	$-	(2,443)	(1,788)	0.00%	B/E/F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	10.05%	2/19/2029	$-	(8,932)	(17,623)	(0.01)%	E/F
Smarsh, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.50%	10.05%	2/19/2029	$-	(2,233)	(4,406)	0.00%	E/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	10.05%	2/19/2029	$1,958,057	1,921,821	1,887,567	0.94%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	EURIBOR	1.00%	5.75%	9.42%	6/30/2028	$2,713,340	2,666,509	2,573,603	1.28%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	EURIBOR	1.00%	5.75%	9.42%	6/30/2028	$743,834	731,029	705,527	0.35%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	EURIBOR	1.00%	5.75%	9.42%	6/30/2028	$70,093	66,063	59,565	0.03%	F
Zilliant Incorporated	First Lien Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$2,299,206	2,259,217	2,202,639	1.10%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$-	(9,684)	(23,333)	(0.01)%	E/F
Zilliant Incorporated	Sr Secured Revolver	LIBOR(S)	0.75%	6.00%	8.75%	12/21/2027	$-	(3,874)	(9,334)	0.00%	E/F
								40,718,887	40,380,045	20.17%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	8.76%	7/2/2026	$2,960,698	$2,913,812	$2,898,523	1.45%	F
Supergoop, LLC	First Lien Term Loan	LIBOR(M)	0.75%	5.75%	8.87%	12/29/2028	$537,933	528,038	530,545	0.26%	F
Supergoop, LLC	Sr Secured Revolver	LIBOR(M)	0.75%	5.75%	8.87%	12/29/2028	$-	(1,451)	(995)	0.00%	E/F
								3,440,399	3,428,073	1.71%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	10.64%	2/17/2026	$94,286	92,688	91,269	0.05%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/17/2026	$4,471,484	4,378,681	4,356,566	2.17%	B/F

Total Debt Investments - 128.3% of Net Assets								197,157,266	193,823,531	96.65%
Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					3/14/2032	26,332	-	23,969	0.01%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock					3/14/2032	13,166	-	16,549	0.01%	F/G/H
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	18,636	-	128,360	0.06%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	606,169	0.30%	B/F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares					11/23/2028	8	-	14,266	0.01%	B/F/G/H
								-	789,313	0.38%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	2,394	-	63,561	0.03%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock					8/27/2031	299	-	3,349	0.00%	B/F/G/H
								-	66,910	0.03%
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	32,515	3,203	2,885	0.00%	F/G/H

Total Equity Securities - 0.6% of Net Assets								3,203	859,108	0.42%

Total Investments - 128.9% of Net Assets								197,160,469	194,682,639	97.07%

Cash and Cash Equivalents - 3.9% of Net Assets									5,877,271	2.93%

Total Cash and Investments - 132.8% of Net Assets									200,559,910	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2022

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $91,044,248 and $9,475,597 respectively, for the nine months ended September 30, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2022 was $194,682,639 or 97.1% of total cash and investments of the Company. As of September 30, 2022, approximately 15.6% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Schedule of Investments (Unaudited) (Continued)

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

Schedule of Investments (Unaudited) (Continued)

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

Schedule of Investments (Unaudited) (Continued)

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $116,897,453 and $4,270,573, respectively, for the year ended December 31, 2021. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2021 was $116,529,036, or 98.4% of total cash and investments of the Company. As of December 31, 2021, approximately 21.8% of the total assets of the Company were not-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited)

September 30, 2022

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

BlackRock Capital Investment Advisors, LLC, a wholly owned, indirect subsidiary of BlackRock, Inc., serves as the advisor of the Company (the "Advisor"). BlackRock Financial Management, Inc. serves as the administrator of the Company (the “Administrator”), and is affiliated with the Advisor. Company management consists of the Advisor and the Company’s board of directors (the "Board of Directors"). The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the Board of Directors, which sets the broad policies of the Company. The Board of Directors of the Company has delegated investment management of the Company’s assets to the Advisor. The Board of Directors consists of four persons, three of whom are independent.

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

Investment Valuation

Pursuant to Rule 2a-5 (the "Rule") under the 1940 Act, the Board of Directors designated the Advisor as the Company's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations and has approved policies and procedures adopted by the Advisor to seek to ensure compliance with the requirements of the Rule.

Investments are recorded at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in the policies adopted by the Valuation Designee and approved by the Board of Directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

All investments are valued at least quarterly based on quotations or other affirmative pricing from independent third-party sources, with the exception of investments priced directly by the Valuation Designee which in the aggregate comprise less than 5% of the capitalization of the Company. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the Valuation Designee or, for investments aggregating less than 5% of the total assets of the Company, using valuations determined directly by the Valuation Designee. Such valuations are determined under documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee").

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the current COVID-19 pandemic that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

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

At September 30, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	8,392,595	—	8,392,595
3	Independent third-party valuation sources that employ significant unobservable inputs	185,430,936	859,108	186,290,044
Total		$193,823,531	$859,108	$194,682,639

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$175,730,922	Income approach	Discount rate	9.0% - 16.8% (12.2%)
	8,789,961	Market quotations	Indicative bid/ask quotes	1 (1)
	910,053	Option Pricing Model	EBITDA/Revenue multiples	3.8x (3.8x)
			Implied volatility	65.0% (65.0%)
			Term	2.5 years (2.5 years)
Equity	128,360	Market comparable companies	Revenue multiples	1.6x (1.6x)
	730,748	Option Pricing Model	EBITDA/Revenue multiples	2.5x - 12.3x (3.8x)
			Implied volatility	60.0 - 70.0% (65.1%)
			Term	0.6 - 4.5 years (2.7 years)
$186,290,044

(1)
Weighted by fair value

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$147,014,347	$800,359	$147,814,706
Net realized and unrealized gains (losses)	(1,033,662)	58,749	(974,913)
Acquisitions (1)	44,337,284	—	44,337,284
Dispositions	(4,887,033)	—	(4,887,033)
Ending balance	$185,430,936	$859,108	$186,290,044

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,064,489)	$58,749	$(1,005,740)

(1)
Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$108,058,825	$650,891	$108,709,716
Net realized and unrealized gains (losses)	(3,613,846)	205,014	(3,408,832)
Acquisitions (1)	88,266,836	3,203	88,270,039
Dispositions	(9,335,748)	—	(9,335,748)
Transfers into Level 3 (2)	2,811,729	—	2,811,729
Transfers out of Level 3 (3)	(756,860)	—	(756,860)
Ending balance	$185,430,936	$859,108	$186,290,044

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,545,189)	$205,013	$(3,340,176)

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes
(3)
Comprised of one investment that was transferred to Level 2 due to increased observable market activity

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Equity Securities	Total
2	Other direct and indirect observable market inputs (1)	$7,819,320	$—	$7,819,320
3	Independent third-party valuation sources that employ significant unobservable inputs	108,058,825	650,891	108,709,716
Total		$115,878,145	$650,891	$116,529,036

(1)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$101,178,882	Income approach	Discount rate	6.9% - 12.8% (8.8%)
	6,052,548	Market quotations	Indicative bid/ask quotes	1 (1)
	827,395	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	65.0% (65.0%)
			Term	3.3 years (3.3 years)
Equity	650,891	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	64.3% (64.3%)
			Term	3.3 years (3.3 years)
$108,709,716

(1)
Weighted by fair value

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$50,466,731	$119,516	$50,586,247
Net realized and unrealized gains (losses)	856,024	374,641	1,230,665
Acquisitions (1)	28,732,471	—	28,732,471
Dispositions	(354,789)	—	(354,789)
Transfers out of Level 3 (2)	(121,096)	—	(121,096)
Ending balance	$79,579,341	$494,157	$80,073,498

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$866,398	$374,641	$1,241,039

_____________________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred to Level 2 due to increased observable market activity

Changes in investments categorized as Level 3 during the nine months ended September 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$—	$—
Net realized and unrealized gains (losses)	1,120,927	494,157	1,615,084
Acquisitions (1)	79,687,887	—	79,687,887
Dispositions	(1,229,473)	—	(1,229,473)
Ending balance	$79,579,341	$494,157	$80,073,498

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,113,519	$494,157	$1,607,676

__________________________________

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2022, included in cash and cash equivalents was $4,495,179 (3.0% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 2.56%.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2021, included in cash and cash equivalents was $1,169,710 (1.4% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.01%. There was no restricted cash at September 30, 2022 or December 31, 2021.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2022 and December 31, 2021 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at September 30, 2022 and December 31, 2021.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to September 30, 2022, the Company incurred $71,685 in organizational expenses. During the nine months ended September 30, 2022, the Company did not incur any additional organizational expenses. From November 30, 2020 through September 30, 2022, the Company had incurred a total of $267,621 in offering costs, of which $133,811 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. There were no incentive fees paid or accrued on net investment income or capital gains for the three months ended September 30, 2022 as our performance did not exceed the cumulative total return threshold.

Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the nine months ended September 30, 2022, were $(165,778) and $0 on a cumulative basis. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

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

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2022	2021
Interest expense	$942,193	$96,069
Amortization of deferred debt issuance costs	232,076	64,555
Commitment fees	61,960	10,970
Total	$1,236,229	$171,594

At September 30, 2022, there was $50,000,000 of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 3.20%. At December 31, 2021, there was $22,000,000 of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 2.06%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, the estimated fair value of the outstanding debt approximated their carrying values.

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

September 30, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2022 and December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2022	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/29/2029	$1,086,379	N/A
ALCV Purchaser, Inc. (AutoLenders)	4/15/2026	N/A	92,635
Alera Group, Inc.	10/2/2028	669,268	N/A
Alpine Acquisition Corp II (48Forty)	11/30/2026	79,808	N/A
AmeriLife Holdings, LLC	8/31/2029	821,209	N/A
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2027	81,259	121,888
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	54,757	195,562
BW Holding, Inc. (Brook & Whittle)	12/14/2029	N/A	153,411
CBI-Gator Acquisition, LLC	10/25/2027	341,263	N/A
Cherry Bekaert Advisory, LLC	6/30/2028	552,670	397,694
Civic Plus, LLC	8/25/2027	92,051	290,395
Colony Display, LLC	6/30/2026	N/A	490,260
CSG Buyer, Inc. (Core States)	3/31/2028	553,884	N/A
CyberGrants Holdings, LLC	9/8/2027	685,930	501,850
Elevate Brands OpCo, LLC	3/15/2027	2,408,880	N/A
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	268,108	N/A
ESO Solutions, Inc.	5/3/2027	244,561	244,561
Foreside Financial Group, LLC	9/30/2027	160,124	N/A
Freedom Financial Network Funding, LLC	9/21/2027	994,544	N/A
Fusion Holding Corp.	9/15/2027	340,879	N/A
Fusion Risk Management, Inc.	8/30/2028	377,961	N/A
GC Champion Acquisition LLC	8/19/2028	788,388	N/A
GC Waves Holdings, Inc. (Mercer)	8/13/2026	782,838	N/A
Grey Orange Incorporated	5/6/2026	611,185	N/A
Greystone Select Company II, LLC (Passco)	3/21/2027	2,668,930	N/A
GTY Technology Holdings Inc.	7/9/2029	1,698,252	N/A
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	1,085,153	1,104,131
Howlco, LLC, (Lone Wolf)	9/8/2027	N/A	1,870
ICIMS, Inc.	8/18/2028	1,584,575	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	752,775	752,775
Kaseya, Inc.	6/25/2029	421,554	N/A
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	734,415	N/A
Oak Purchaser, Inc. (DaySmart)	4/28/2028	374,409	N/A
Opco Borrower, LLC (Giving Home Healthcare)	8/19/2027	139,604	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	308,401	N/A
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	577,448	285,602
Porcelain Acquisition Corporation (Paramount)	4/30/2027	N/A	375,447
Pueblo Mechanical and Controls, LLC	8/23/2028	1,394,516	N/A
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	N/A
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	1,461,157	1,588,712
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	162,541
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	N/A	172,927
Smarsh, Inc.	2/19/2029	611,893	N/A
Streamland Media Midco LLC	8/31/2023	1,083,996	N/A
Suited Connector, LLC	12/1/2027	327,967	481,019
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	N/A	47,302
Sunland Asphalt & Construction, LLC	9/30/2025	N/A	209,025

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2022	December 31, 2021
Supergoop, LLC	12/29/2028	73,983	72,628
Tahoe Finco, LLC (Talend)	10/1/2027	336,123	336,123
Tempus, LLC (Epic Staffing)	2/5/2027	N/A	1,022,432
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	184,181	184,181
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	134,346	669,556
Wealth Enhancement Group, LLC	10/4/2027	2,851,465	N/A
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zilliant Incorporated	12/21/2027	777,778	777,778
Total Unfunded Balances		$32,385,294	$11,243,684

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2022 and December 31, 2021, amounts reimbursable to the Advisor totaled $270,385 and $142,784 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2022 and 2021, $286,181 and $281,760 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of September 30, 2022, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of September 30, 2022, $150.5 million (50.0% of total commitments) had been called. During the nine months ended September 30, 2022, the Company issued 6,207,019 shares, with an average purchase price of $10.50 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
June 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
				$0.29	$3,901,715

8. Subsequent Events

On October 27, 2022, the Company’s board of directors declared a fourth quarter dividend in the amount of $3,386,931, or approximately $0.23 per share, payable on December 30, 2022 to stockholders of record as of the close of business on December 16, 2022.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

9. Financial Highlights

The financial highlights below show the Company's results of operations for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022	2021
Per Common Share
Per share NAV at beginning of period	$10.34	$9.92

Investment operations: (1)
Net investment income	0.65	0.26
Net realized and unrealized gain (loss)	(0.34)	0.32
Total from investment operations	0.31	0.58
Dividends to common shareholders	(0.29)	(0.03)
Per share NAV at end of period	$10.36	$10.47

Total return based on net asset value: (2)	3.00%	5.85%

Shares outstanding at end of period	14,578,998	5,996,102
Ratios to average net asset value: (3)
Net investment income	8.54%	3.66%
Expenses before incentive fee (4)	3.64%	3.31%
Expenses and incentive fee (5)	3.68%	3.31%

Ending net asset value	$151,029,422	$62,778,781
Portfolio turnover rate	6.3%	3.6%
Weighted-average debt outstanding	$39,027,582	$3,516,593
Weighted-average interest rate on debt	3.4%	4.1%
Weighted-average number of shares of common stock	10,894,171	4,712,791
Weighted-average debt per share	$3.58	$0.75

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2022

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last two fiscal years and the period ended September 30, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Unsecured Notes
As of September 30, 2022	$110,000	$4,005	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
As of September 30, 2022	$50,000,000	$4,006	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2022

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
PerchHQ, LLC, Warrants to Purchase Units	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2022, 84.4% of our total assets were invested in qualifying assets.

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

Valuation of portfolio investments

Pursuant to Rule 2a-5 (the “Rule”) under the 1940 Act, the Board of Directors designated the Advisor as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations and has approved policies and procedures adopted by the Advisor to seek to ensure compliance with the requirements of the Rules.

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee) and approved by the Board of Directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with original maturities of generally three months or less are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of our investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our documented valuation policies and procedures reviewed and approved by the Valuation Committee. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

The valuation process adopted by the Valuation Designee with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•
The investment professionals of the Valuation Designee provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by the Valuation Committee.
•
Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Valuation Designee.
•
The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by the Valuation Designee in good faith in accordance with our valuation policy without the employment of an independent valuation firm.
•
The Valuation Designee determines the fair value of the remainder of investments in our portfolio in good faith based on the input of the Valuation Committee and the respective independent valuation firms.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing one or more methodologies, including the market approach, the income approach, or in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

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

As of September 30, 2022, none of our investments were categorized as Level 1, 4.3% were categorized as Level 2 and 95.7% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2022, we invested approximately $44.0 million, comprised of investments in 17 new portfolio companies and 1 existing portfolio company, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $44.0 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $4.9 million in proceeds from sales or repayments of investments during the three months ended September 30, 2022.

During the nine months ended September 30, 2022, we invested approximately $91.0 million in senior secured loans in 41 new portfolio companies and 9 existing portfolio companies. Additionally, we received approximately $9.5 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2022.

At September 30, 2022, our investment portfolio of $194.7 million (at fair value) consisted of 98 portfolio companies and was invested 99.5% in senior secured loans and 0.5% in equity investments. Our average portfolio company investment at fair value was approximately $1.9 million. Our largest portfolio company investment by value was approximately 3.1% of our portfolio and our five largest portfolio company investments by value comprised approximately 12.7% of our portfolio at September 30, 2022.

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

The industry composition of our portfolio at fair value at September 30, 2022 was as follows:

Industry	Percent of Total Investments
Software	20.7%
Diversified Financial Services	10.1%
Internet Software & Services	10.0%
Professional Services	9.1%
Diversified Consumer Services	8.3%
Insurance	3.1%
Construction & Engineering	3.0%
Media	2.9%
Health Care Technology	2.6%
Road & Rail	2.6%
Health Care Providers & Services	2.4%
Real Estate Management & Development	2.3%
Wireless Telecommunication Services	2.2%
Paper & Forest Products	2.2%
Healthcare Providers & Services	2.1%
IT Services	2.0%
Specialty Retail	1.8%
Consumer Finance	1.5%
Capital Markets	1.4%
Commercial Services & Supplies	1.3%
Construction Materials	1.2%
Other	7.2%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 10.8% at September 30, 2022 and 8.2% at December 31, 2021. At September 30, 2022, 99.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 0.5% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.9% at September 30, 2022. No debt investments in the portfolio company were on non-accrual status as of September 30, 2022. At December 31, 2021, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.5% at December 31, 2021. No debt investments in the portfolio company were on non-accrual status as of December 31, 2021.

Results of operations

Investment income

Investment income totaled $4,631,045 and $1,511,505, respectively, for the three months ended September 30, 2022 and 2021, of which $4,521,045 and $1,499,951 were attributable to interest and fees on our debt investments, $0 and $11,554 were attributable to PIK income, and $109,630 and $0 to other income, respectively. The increase in investment income in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 reflects the significant increase in portfolio size as the Company continues to ramp up, as well as the increase in LIBOR/SOFR rates during the three months ended September 30, 2022.

Investment income totaled $10,439,061 and $2,506,759, respectively, for the nine months ended September 30, 2022 and 2021, of which $10,135,998 and $2,465,205 were attributable to interest income and fees on our debt investments, $148,344 and $11,554 were attributable to PIK income, and $154,719 and $30,000 to other income, respectively. The increase in investment income in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflects the significant increase in portfolio size as the Company continues to ramp up, as well as the increase in LIBOR rates during the nine months ended September 30, 2022.

Expenses

Total operating expenses for the three months ended September 30, 2022 and 2021 were $1,244,114 and $591,248, respectively, comprised of $564,184 and $150,690 in interest and other debt expenses, $358,236 and $124,250 in management fees, $94,765 and $127,190 in professional fees, $84,796 and $87,554 in administrative expenses, $40,000 and $45,926 in director fees, $14,609 and $7,277 in custody and transfer agent fees, $6,896 and $6,065 in insurance expenses, $0 and $0 in accrued incentive fees on capital gains, and $80,628 and $42,296 in other expenses, respectively. The increase in expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily reflects the increase in interest expense due to higher

LIBOR/SOFR rates during the nine months ended September 30, 2022, as well as the significant significant increase in portfolio size and other Company activities as the Company continues to ramp up.

Total operating expenses for the nine months ended September 30, 2022 and 2021 were $3,150,431 and $1,190,278 respectively, comprised of $1,236,229 and $171,594 in interest and other debt expenses, $935,864 and $174,392 in management fees, $293,123 and $326,068 in professional fees, $286,181 and $281,760 in administrative expenses, $121,000 and $133,426 in director fees, $38,128 and $28,417 in custody and transfer agent fees, $20,464 and $18,336 in insurance expenses, $201,710 and $0 in incentive fees earned, ($165,778) and $0 in accrued incentive fees on capital gains, and $183,510 and $56,285 in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily reflects the increase in interest expense due to higher LIBOR/SOFR rates during the nine months ended September 30, 2022, as well as the significant increase in portfolio size and other Company activities as the Company continues to ramp up.

Net investment income

Net investment income was $3,386,931 and $920,257 respectively, for the three months ended September 30, 2022 and 2021. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses during the three months ended September 30, 2022 compared to the same period in 2021.

Net investment income was $7,288,630 and $1,316,481, respectively, for the nine months ended September 30, 2022 and 2021. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses during the nine months ended September 30, 2022 compared to the same period in 2021.

Net realized and unrealized gain or loss

Net realized gain for the three months ended September 30, 2022 and 2021 was $0 and $5,920, respectively.

Net realized gain for the nine months ended September 30, 2022 and 2021 was $4,041 and $5,920, respectively.

For the three months ended September 30, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(1,108,735) and $1,177,721, respectively. The change in net unrealized depreciation for the three months ended September 30, 2022 was primarily driven by $(272,327) net unrealized depreciation on INH Buyer, Inc., $(171,706) net unrealized depreciation on Ensono and other unrealized depreciation across the portfolio due to wider yield spreads during the period, partially offset by $30,828 unrealized appreciation on our investment in PowerHome Remodeling Group (PHRG). The change in net unrealized appreciation for the three months ended September 30, 2021 was attributed primarily to spread tightening across our portfolio.

For the nine months ended September 30, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(4,118,114) and $1,735,167, respectively. The change in net unrealized depreciation for the nine months ended September 30, 2022 was primarily driven by $(492,645) net unrealized depreciation on INH Buyer, Inc., $(359,139) net unrealized depreciation on Juice Plus and other unrealized depreciation across the portfolio due to wider yield spreads during the period, partially offset by $68,409 unrealized appreciation on our investment in Razor Group, and $23,968 on our investment in Elevate. The change in net unrealized appreciation for the nine months ended September 30, 2021 was attributed primarily to spread tightening across our portfolio.

Incentive compensation

For the three months ended September 30, 2022, there were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold..

For the nine months ended September 30, 2022, $201,710 in incentive fees earned were payable due to our performance exceeding the cumulative total return threshold. In addition, we reversed the accrual of $165,778 as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred in the nine months ended September 30, 2022 and 2021.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $2,278,196 and $2,103,898 respectively, for the three months ended September 30, 2022 and 2021.

The net increase in net assets applicable to common stockholders resulting from operations was $3,174,557 and $3,057,568 respectively, for the nine months ended September 30, 2022 and 2021.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Shares Issued	6,207,019	2,986,102
Average Price Per Share	$10.50	$10.07
Proceeds (1)	$65,154,222	$30,069,274

(1) Net of offering costs of $62,445 and $30,726 for the nine months ended September 30, 2022 and 2021, respectively

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors. The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At September 30, 2022, there was $50.0 million drawn on the Capital Call Facility.

Total debt outstanding as of September 30, 2022 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2022, the Company’s asset coverage ratio was 401%.

Net cash used in operating activities during the nine months ended September 30, 2022 was $85.4 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $91.8 million, offset by net investment income (net of non-cash income and expenses) of approximately $6.4 million.

Net cash provided by financing activities was $89.3 million during the nine months ended September 30, 2022, consisting of $28.0 in net draws on the Capital Call Facility, $65.2 million proceeds from shares of common stock sold offset by $3.9 million in dividends paid to shareholders .

At September 30, 2022, we had $5.9 million in cash and cash equivalents.

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

The following table summarizes dividends declared for the nine months ended September 30, 2022. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
June 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
				$0.29	$3,901,715

The following table summarizes dividends declared for the nine months ended September 30, 2021. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year

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

Recent Developments

From October 1, 2022 through November 2, 2022, the Company has invested approximately $5.9 million primarily in 5 senior secured loans with a combined effective yield of approximately 11.8%.

On October 27, 2022, the Company’s board of directors declared a fourth quarter dividend in the amount of $3,386,931, or approximately $0.23 per share, payable on December 30, 2022 to stockholders of record as of the close of business on December 16, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2022, 99.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.9%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of September 30, 2022, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$4,510,979	$0.31
Up 200 basis points	3,007,320	0.21
Up 100 basis points	1,503,660	0.10
Down 100 basis points	(1,474,489)	(0.10)
Down 200 basis points	(2,933,271)	(0.20)
Down 300 basis points	(2,981,542)	(0.20)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2022, we are currently not a party to any pending material legal proceedings.

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

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company’s returns and net asset value. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades. As inflation increases, the real value of our shares and distributions therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities

We are subject to credit risk related to investments in our portfolio companies and with our financial institutions and counterparties

The Company has investments in lower rated and comparable quality unrated senior and junior secured, unsecured and subordinated debt securities and loans, which are subject to a greater degree of credit risk than more highly rated investments. The risk of loss due to default by the issuer is significantly greater for holders of such securities and loans, particularly in cases where the investment is unsecured or subordinated to other creditors of the issuer.

The Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their fair value recorded in the Consolidated Statements of Assets and Liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

BlackRock Direct Lending Corp.

Date: November 4, 2022	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: November 4, 2022	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer