Form 10-K
period 2022-12-31
BlackRock Direct Lending Corp.
filed 2023-03-02
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on March 1, 2023 was 17,459,576.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK DIRECT LENDING CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Risks Related to Our Business

•
Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impacts our business, financial condition and earnings.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
We are subject to risks related to inflation.
•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.
•
Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
•
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
•
Uncertainty regarding the impact of the United Kingdom's departure from the European Union could negatively impact our business, financial condition and earnings.
•
Rising interest rates or changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•
Changes relating to the London Interbank Offer Rate (“LIBOR”) calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
•
We may not replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated.
•
We are not managed by BlackRock, but rather one of its subsidiaries and may not replicate the success of that entity or BlackRock.
•
Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.
•
The Advisor’s liability is limited under the investment management agreement, and we are required to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•
We may suffer credit losses.
•
Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.
•
We are subject to certain risks from leverage under our credit agreement.

•
The disposition of our investments may result in contingent liabilities.
•
The lack of liquidity in our investments may adversely affect our business.
•
A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, and, as a result, there may be uncertainty regarding the value of our portfolio investments.
•
Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.
•
A portion of our distributions to stockholders may include a return of stockholder capital.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•
To the extent “original issue discount”, or OID and payment-in-kind (“PIK”) interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
•
Because we are required to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.
•
Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
•
Our Advisor and its affiliates and employees may have certain conflicts of interest.
•
Our incentive compensation may induce our Advisor to make certain investments, including speculative investments.
•
We may be obligated to pay the Advisor incentive compensation payments in excess of the amounts we would have paid if such compensation was subject to clawback arrangements.
•
Our Advisor’s liability is limited under the investment management agreement, and we are required to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•
We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.
•
The Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•
We may in the future determine to fund a portion of our investments by issuing preferred stock, which would magnify the potential gains or losses and the risks of investing in us in the same manner as our borrowings.
•
We may experience fluctuations in our periodic operating results.
•
If we fail to maintain our status as a business development company (“BDC”), our business and operating flexibility could be significantly reduced.
•
Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
•
The highly competitive market in which we operate may limit our investment opportunities.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effect of which may be adverse.

Risks related to our investments

•
Our investments are risky and highly speculative, and we could lose all or part of our investment.
•
A trading market or market value of our debt securities may fluctuate.
•
We may expose ourselves to risks if we engage in hedging transactions.

•
We are subject to credit risk related to investments in our portfolio companies and with our financial institutions and counterparties.
•
Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.
•
We and the Advisor may be a party to legal proceedings in connection with our investments in our portfolio companies.
•
We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•
There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•
Our portfolio companies may be highly leveraged.
•
Our portfolio companies may prepay loans, which prepayment may reduce stated yields in the future if capital returned cannot be invested in transactions with equal or greater expected yields.
•
Concentration of our assets in an issuer, industry or sector may present more risks than if we were more broadly diversified over numerous issuers, industries and sectors of the economy.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
•
Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.
•
Our investments in the software, internet & catalog retail, and IT services sector are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.
•
The effect of global climate change may impact the operations of our portfolio companies.
•
We may invest in “covenant-lite” loans, which could have limited investor protections.

Risks related to our operations as a BDC

•
While our ability to enter into transactions with our affiliates is restricted under the Investment Company Act of 1940 (the “1940 Act”), we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.
•
Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations and may hinder the Advisor's ability to take advantage of attractive investment opportunities and to achieve our investment objective.
•
Changes in the laws or regulations governing our business or the business of our portfolio companies, or changes in the interpretations thereof or newly enacted legislation and regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition of us or our portfolio companies.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.
•
We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which could have a material adverse effect on our financial performance.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

•
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
•
We may experience cyber-security incidents and are subject to cyber-security risks.
•
The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
•
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Risks Related to Our Common Stock and Other Securities

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

The Company benefits from BlackRock’s successful strategy of investing in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. The Company generally invests in privately-originated, performing senior secured debt of eligible portfolio companies (as described below under “Qualifying Assets”), subject to the Company’s investment objective and strategies. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisor, distressed. The Company holds positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisor believes provides flexibility to adapt to changing market conditions. The Company may invest in securities of any maturity and credit quality.

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

Proven Strategy

BlackRock has successfully applied its direct lending strategy throughout its history to generate attractive investment opportunities in all phases of a market cycle. Since 1999, BlackRock has deployed more than $35.1 billion across approximately 683 companies in its direct lending strategy. BlackRock believes that the following elements of its direct lending strategy are designed to enable the Company to generate above-market yields:

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

A Leader in Alternative Credit Investing

BlackRock is the world’s largest publicly traded investment management firm, with approximately $8.6 trillion of assets under management as of December 31, 2022. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 38 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

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

I.
Since 2000, BlackRock has invested over $35.1 billion in approximately 683 portfolio companies. The Advisor has generated performance through a substantial volume of activity over many years and across multiple market cycles.
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

Due Diligence

The foundation of BlackRock’s investment process is intensive investment research and analysis by the Firm’s experienced investment professionals. A majority of the Advisor’s leadership team has worked together for more than 14 years at BlackRock including their predecessor firm TCP; collectively, they possess a level of direct lending investing experience that is difficult to replicate. In addition to the abundant internal relationships and resources available through BlackRock’s global platform, its in-house knowledge is supplemented with industry experts with direct senior-level management experience in the sectors it targets. The process of rigorously and comprehensively analyzing issuers of securities or loans includes a quantitative and qualitative assessment of the company’s business, an evaluation of its management, business strategy, industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. BlackRock’s due diligence process includes:

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

Leverage

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At December 31, 2022, there was $37.5 million drawn on the Capital Call Facility.

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
Total return hurdle = 6%

Alternative 1

a.
Additional Assumptions
i.
cumulative gross ordinary income (including interest, dividends, fees, etc.) = 9.5%
ii.
cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 8.0%
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

The Administrator

BlackRock Financial Management, Inc. (the “Administrator”) serves as the Company’s administrator. The principle executive offices of the Administrator are located at 50 Hudson Yards, New York, New York 10001. The Company has entered into an administration agreement with the Administrator (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Company. Without limiting the generality of the foregoing, the Administrator will provide the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as the Administrator, subject to review by the board of directors of the Company, will from time to time determine to be necessary or useful to perform its obligations under this Agreement. The Administrator will also, on behalf of the Company, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the Company's board of directors of its performance of obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company as it determines to be desirable. The Administrator is responsible for the financial and other records that the Company is required to maintain and will prepare all reports and other materials required by any agreement or to be filed with the SEC or any other regulatory authority, including reports on Forms 8-K, 10-Q and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by the Company to its stockholders, review and implementation of any share purchase programs authorized by the board of directors and maintaining or overseeing the maintenance of the books and records of the Company as required under the 1940 Act and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for the proper operation of the Company. In addition, the Administrator will assist the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns, and the printing and dissemination of reports to stockholders of the Company, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others.

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

Risks Related to Our Business

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impacts our business, financial condition and earnings.

General economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, supply chain disruptions, labor shortages, energy and other resource shortages, changes in laws, trade barriers, currency exchange controls and national and international political circumstances, may have long-term negative effects on the U.S. and worldwide financial markets and economy. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In particular, the consequences of the Russian military invasion of Ukraine, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors

Recently, central banks such as the Federal Reserve Bank have been increasing interest rates in an effort to slow the rate of inflation. There is a risk that increased interest rates may cause the economy to enter a recession. Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in net asset value of our securities;
•
inability of the Company to accurately or reliably value its portfolio;
•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our stockholders and that could result breaches of covenants or events of default under our credit agreement;
•
inability of the Company to pay any dividends and distributions or service its debt;
•
inability of the Company to maintain its status as a RIC under the Code;
•
declines in the value of our investments;
•
increased risk of default or bankruptcy by the companies in which we invest;
•
increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•
limited availability of new investment opportunities;

•
inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage; and
•
general threats to the Company’s ability to continue investment operations and to operate successfully as a BDC.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades, and the Federal Reserve has been raising the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to shareholders. As inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. While the extreme volatility and disruption that U.S. and global markets experienced for an extended period of time beginning in 2007 and 2008 had, until the recent coronavirus (COVID-19) outbreak, generally subsided, uncertainty and periods of volatility still remain, and risks to a robust resumption of growth persist.

Our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) In addition, significant changes in the capital markets, including disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can, and have, been effectuated through executive order. For example, the current administration has taken steps to rejoin the Paris climate accord of 2015 and incentivize certain clean energy technologies, cancel the Keystone XL pipeline, provide military support to Ukraine and change immigration enforcement priorities. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

In addition, the rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. In addition, the Biden administration has indicated that it intends to modify key aspects of the Code, including by increasing corporate and individual tax rates. The effect of these and other changes is uncertain, both in terms of the direct effect on the taxation of an investment in the Company’s shares and their indirect effect on the value of the Company’s assets, the Company’s shares or market conditions generally.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There remains uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. An increase in interest rates generally will increase the cost of borrowing for the companies in which we invest and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of rising interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

Changes relating to the London Interbank Offer Rate (“LIBOR”) calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate (e.g., the Secured Overnight Financing Rate (“SOFR”), which is intended to replace the U.S. dollar LIBOR). Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.

As an alternative to LIBOR, the Financial Reporting Council, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and any of our existing financial instruments which reference LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

Neither the effect of the LIBOR transition process nor its ultimate success can yet be known. The transition process might lead to increased volatility and illiquidity in markets for, and reduce the effectiveness of, new hedges placed against, instruments whose terms currently include LIBOR. While some existing LIBOR-based instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate-setting methodology, there may be significant uncertainty regarding the effectiveness of any such alternative methodologies to replicate LIBOR. Not all existing LIBOR-based instruments may have alternative rate-setting provisions and there remains uncertainty regarding the willingness and ability of issuers to add alternative rate-setting provisions in certain existing instruments. Moreover, these alternative rate-setting provisions may not be designed for regular use in an environment where LIBOR ceases to be published and may be an ineffective fallback following the discontinuation of LIBOR. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. The elimination of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

We may not replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder our Advisor’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by our Advisor may differ from those used by other investment companies and funds advised by our Advisor. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

We are not managed by BlackRock, but rather one of its subsidiaries and may not replicate the success of that entity or BlackRock.

Our investment strategies differ from those of BlackRock or its affiliates. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock. Our performance may be lower or higher than the performance of other entities managed by BlackRock or its affiliates and their past performance is no guarantee of our future results.

Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions or other secondary transactions.

The Advisor’s liability is limited under the investment management agreement, and we are required to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

The Advisor has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our board of directors in declining to follow the Advisor’s advice or recommendations. Pursuant to the investment management agreement, the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment and management agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may suffer credit losses.

Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession.

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

The Company has entered into the Capital Call Facility in order to finance investments and pay expenses with borrowings in lieu of, or in advance of, calling capital contributions. Such Credit Facility Debt maybe important for the Company’s operations because it allows the Advisor to manage cash, minimize capital calls and better manage drawdowns in respect of revolving credit agreements from underlying borrowers.

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

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2022.

The lack of liquidity in our investments may adversely affect our business.

We make investments in private companies. A portion of these investments may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly traded securities.

The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or the Advisor has or could be deemed to have material non-public information regarding such business entity.

A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity investments that we make for which market quotations are not readily available will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors. The Valuation Designee approves in good faith the valuation of such securities. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and as a result:

•
our common stock is exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
•
adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•
such securities are governed by an indenture or other instrument containing covenants restricting our operating flexibility;
•
we, and indirectly our stockholders, bear the cost of issuing and paying interest or making distributions on such securities; and
•
our ability to make distributions on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness may not be available for such distributions.

A portion of our distributions to stockholders may include a return of stockholder capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. A portion of such distributions may include a return of stockholder capital. Distributions in excess of our current and accumulated earnings and profits are considered non-taxable distributions and serve to reduce the basis of our shares in the hands of the stockholders rather than being currently taxable, and as a result of the reduction of the basis of our shares, stockholders may incur additional capital gains taxes or may have lower capital losses.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with U.S. GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount,” or OID, for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash received. Similarly, newly enacted tax legislation contains rules that may in certain other circumstances require the recognition of non-cash taxable income or may limit the deductibility of certain of our cash expenses. Since in certain cases we may recognize income before or without receiving cash representing such income or may be subject to limitations on the deductibility of cash expenses, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.
•
For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as are return of capital.
•
PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Advisor. Similarly, all things being equal, the deferral associated with PIK interest also decreases the loan-to-value ratio at a compounding rate.

Because we are required to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value and profitability could decline.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

Moreover, the Advisor’s investment professionals, its senior management and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the best interests of the Company or stockholders. In addition, certain of the personnel employed by the Advisor or focused on the Company’s business may change in ways that are detrimental to the Company’s business.

Transactions Between Client Accounts. Each of the BlackRock Entities and the Advisor reserve the right to conduct cross trades between the Company and other Client Accounts in accordance with applicable legal and regulatory requirements. The Advisor may cause the Company to purchase securities or other assets from or sell securities or other assets to, or engage in other transactions with, other Client Accounts or vehicles when the Advisor believes such transactions are appropriate and in the participants’ best interest, subject to applicable law and regulation. The Company may enter into “agency cross transactions,” in which a BlackRock Entity may act as broker for the Company and for the other party to the transaction, to the extent permitted under applicable law and regulation and the relevant Client Account governing documents. In such cases, the Advisor and such other Client Accounts or BlackRock Entities, as applicable, may have a potentially conflicting division of loyalties and responsibilities regarding both parties to the transaction. To the extent that any provision of Section 11(a) of the Exchange Act, or any of the rules promulgated thereunder, is applicable to any transactions effected by the Advisor, such transactions will be affected in accordance with the requirements of such provisions and rules.

Proxy Voting. The Board of Directors has delegated to the Advisor discretion with respect to voting and consent rights of the assets of the Company. Consistent with applicable rules under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), BlackRock has adopted and implemented written proxy voting policies and procedures with respect to individual securities held by the Company that are reasonably designed: (i) to ensure that proxies are voted, consistent with its fiduciary obligations, in the best interests of Client Accounts under the circumstances over time; and (ii) to prevent conflicts of interest from influencing proxy voting decisions made on behalf of clients. Nevertheless, when votes are cast in accordance with BlackRock’s proxy voting policy and in a manner that BlackRock believes to be consistent with its fiduciary obligations, actual proxy voting decisions made on behalf of one Client Account may have the effect of favoring or harming the interests of other Client Accounts, including the Company. Stockholders may receive a copy of BlackRock’s proxy voting policy, upon request, and may also obtain a copy at: http://www.blackrock.com/corporate/en-us/about-us/responsible-investment/responsible-investment-reports.

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

Furthermore, our stockholders’ rights to information regarding the Advisor or the Company generally will be limited to applicable reporting obligations and information requirements under the Exchange Act and applicable state law. It is anticipated that the Advisor and its affiliates will obtain certain types of material information from or relating to the Company’s investments that will not be disclosed to stockholders because such disclosure is prohibited, including as a result of contractual, legal or similar obligations outside of BlackRock’s control. Such limitations on the disclosure of such information may have adverse consequences for stockholders in a variety of circumstances and may make it difficult for a stockholder to monitor the Advisor and its performance.

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

In addition, in regulated industries and in certain markets, and in certain futures and derivative transactions, there are limits on the aggregate amount of investment by affiliated investors that may not be exceeded without a regulatory filing, the grant of a license or other regulatory or corporate consent. For example, the U.S. Commodity Futures Trading Commission ("CFTC"), the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum long or short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by related entities. Any such limits may prevent the Company from acquiring positions that might otherwise have been desirable or profitable. Under certain circumstances, the Advisor may restrict a purchase or sale of securities, derivative instruments or other assets on behalf of Client Accounts in anticipation of a future conflict that may arise if such purchase or sale would be made. Any such determination will take into consideration the interests of the relevant Client Accounts, the circumstances that would give rise to the future conflict and applicable law. Such determination will be made on a case by case basis.

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

Other Relationships with BlackRock Entities, Clients and Market Participants. The BlackRock Entities have developed, and will in the future develop, relationships with (or may invest in) a significant number of clients and other market participants (e.g., financial institutions, service providers, managers of investment funds, banks, brokers, advisors, joint venturers, consultants, finders (including executive finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio investment executives, as well as certain family members or close contacts of these persons), including those that may hold or may have held investments similar to the investments intended to be made by the Company, that may themselves represent appropriate investment opportunities for the Company, or that may compete with the Company for investment opportunities. Furthermore, the Advisor generally exercises its discretion to recommend to the Company or to an investment thereof that it contract for services with such clients and market participants, and/or with other BlackRock Entities. It is difficult to predict the circumstances under which these relationships could become material conflicts for the Company, but it is possible that as a result of such relationships (or agreements with other Client Accounts) the Advisor may refrain from making all or a portion of any investment or a disposition on behalf of the Company, which may materially adversely affect the performance of the Company. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the BlackRock Entities and/or Client Accounts and/or their affiliates. BlackRock expects to be subject to a potential conflict of interest with the Company in recommending the retention or continuation of a third-party service provider to such Company or a portfolio investment if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in the Company or one or more Client Accounts, will provide the BlackRock Entities information about markets and industries in which the BlackRock Entities operate (or are contemplating operations) or will provide other services that are beneficial to the BlackRock Entities, the Company or one or more Client Accounts. The Advisor expects to be subject to a potential conflict of interest in making such recommendations, in that Advisor has an incentive to maintain goodwill between it and clients and other market participants, while the products or services recommended may not necessarily be the best available or most cost effective to the Company or its investments.

Legal Representation. The Company, as well as the Advisor and/or other BlackRock Entities, have engaged several counsels to represent them. In connection with such representation, counsel has relied upon certain information furnished to them by the Advisor and the BlackRock Entities, and has not investigated or verified the accuracy or completeness of such information. Such counsel’s engagement is limited to the specific matters as to which they are consulted and, therefore, there may exist facts or circumstances that could have a bearing on the Company’s or BlackRock’s financial condition or operations with respect to which counsel has not been consulted and for which they expressly disclaim any responsibility. Counsel has not represented and will not be representing stockholders. No independent counsel has been retained (or is expected to be retained) to represent stockholders. No attorney-client relationship exists between any counsel and any stockholder solely by such stockholder making an investment in the Company. As a result, stockholders are urged to retain their own counsel.

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

The incentive compensation payable by us to the Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation is determined may encourage the Advisor to increase the use of leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Advisor with respect to our cumulative investment income. Although the incentive compensation is subject to a total return hurdle, the Advisor may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in our best interests to not yet realize gains. Our directors monitor our use of leverage and the Advisor’s management of our investment program in the best interests of our common stockholders.

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

We may be obligated to pay the Advisor incentive compensation payments in excess of the amounts we would have paid if such compensation was subject to clawback arrangements.

The Advisor is entitled to incentive compensation for each fiscal quarter after January 1, 2013 in an amount equal to a percentage of our ordinary income (before deducting incentive compensation) since that date and, separately, a percentage of our realized capital gains (net of realized capital losses and unrealized depreciation) since that date, in each case subject to a cumulative total return requirement. If we pay incentive compensation and thereafter experience additional realized capital losses or unrealized capital depreciation such that we would no longer have been required to provide incentive compensation, we will not be able to recover any portion of the incentive compensation previously paid or distributed because our incentive compensation arrangements do not contain any clawback provisions. As a result, the incentive compensation could exceed 17.5% of our cumulative total return, depending on the timing of unrealized appreciation, net unrealized depreciation and net realized capital losses. For example, part of the incentive compensation payable or distributable by us that relates to our ordinary income is computed on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive compensation will become uncollectible. Similarly, the income component is measured against a total return limitation that includes unrealized gains. Such gains may not be realized or may be realized at a lower amount. Consequently, we may have paid incentive compensation on income in circumstances where we otherwise would not have done so and with respect to which we do not have a clawback right against the Advisor.

Our Advisor’s liability is limited under the investment management agreement, and we are required to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Our Advisor has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Advisor’s advice or recommendations. Pursuant to the investment management agreement, our Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment and management agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs.

The Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Advisor has the right, under our investment management agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If the Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates payable on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.

We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, BDCs are prohibited from making any unqualifying investments unless at least 70% of their total assets are invested in qualifying investments which are primarily securities of private or thinly-traded U.S. companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under the Leverage Program, which could have a materially adverse effect on our business, financial conditions or results of operations.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order for the Company to qualify for the tax benefits available to RICs and to minimize payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders and our stockholders will receive a tax credit for such amounts and an increase in basis. A stockholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

As a BDC, we are not able to incur senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings, of at least 150%. This means that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock. These requirements limit the amount that we may borrow.

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities and our net asset value or common stock price could decline.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities now invest in areas in which they have not traditionally invested, including making investments in middle-market private companies. As a result of these new entrants, competition for investment opportunities intensified over the past several years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than what we may have originally anticipated, which may impact our return on these investments.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effect of which may be adverse.

Our Board of Directors has the authority to modify or waive certain of our investment objective, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our common stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions to our stockholders.

Risks related to our investments

Our investments are risky and highly speculative, and we could lose all or part of our investment.

We invest primarily in middle-market companies primarily through leveraged loans.

Risks Associated with middle-market companies. Investing in private middle-market companies involves a number of significant risks, including:

•
these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral;
•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;
•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•
changes in laws and regulations, as well as their interpretations, may adversely affect their respective businesses, financial structures or prospects; and
•
they may have difficulty accessing the capital markets to meet future capital needs.

Limited public information exists about private middle-market companies, and we expect to rely on the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern disclosures and financial controls of public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

Lower Credit Quality Obligations. Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The debt that we invest in typically is not rated prior to our investment by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our company is subject to the following specific risks:

•
increased price sensitivity to a deteriorating economic environment;
•
greater risk of loss due to default or declining credit quality;
•
adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and
•
if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

Adverse changes in economic conditions are more likely to lead to a weakened capacity of a lower grade issuer to make principal payments and interest payments than an investment grade issuer. The principal amount of lower grade securities outstanding has proliferated in the past decade as an increasing number of issuers have used lower grade securities for corporate financing. An economic downturn could severely affect the ability of highly leveraged issuers to service their debt obligations or to repay their obligations upon maturity. Similarly, downturns in profitability in specific industries could adversely affect the ability of lower grade issuers in that industry to meet their obligations. The market values of lower grade debt tend to reflect individual developments of the issuer to a greater extent than do higher quality investments, which react primarily to fluctuations in the general level of interest rates. Factors having an adverse impact on the market value of lower grade debt may have an adverse effect on our net asset value and the market value of our common stock. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default in payment of principal of or interest on our portfolio holdings. In certain circumstances, we may be required to foreclose on an issuer’s assets and take possession of its property or operations. In such circumstances, we would incur additional costs in disposing of such assets and potential liabilities from operating any business acquired.

The secondary market for lower grade debt is unlikely to be as liquid as the secondary market for more highly rated debt, a factor which may have an adverse effect on our ability to dispose of a particular instrument. There are fewer dealers in the market for lower grade securities than investment grade obligations. The prices quoted by different dealers may vary significantly and the spread between the bid and asked price is generally larger than for higher quality instruments. Under adverse market or economic conditions, the secondary market for lower grade debt could contract further, independent of any specific adverse changes in the condition of a particular issuer, and these instruments may become highly illiquid. As a result, we could find it more difficult to sell these instruments or may be able to sell the securities only at prices lower than if such instruments were widely traded. Prices realized upon the sale of such lower rated or unrated securities, under these circumstances, may be less than the prices used in calculating our net asset value.

Since investors generally perceive that there are greater risks associated with lower grade debt of the type in which we may invest a portion of our assets, the yields and prices of such debt may tend to fluctuate more than those for higher rated instruments. In the lower quality segments of the fixed income markets, changes in perceptions of issuers’ creditworthiness tend to occur more frequently and in a more pronounced manner than do changes in higher quality segments of the income securities market, resulting in greater yield and price volatility.

Distressed Debt Securities Risk. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Payment-in-kind Interest Risk. Our loans may contain a payment-in-kind, or PIK, interest provision. PIK investments carry additional risk as holders of these types of securities receive no cash until the cash payment date unless a portion of such securities is sold. If the issuer defaults the Company may obtain no return on its investment. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in cash distributions or, in the event that we determine to do so and in certain cases, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest. As a result, we may have to distribute a taxable stock dividend to account for PIK interest even though we have not yet collected the cash.

Preferred Stock Risk. To the extent we invest in preferred securities, there are special risks, including:

Deferral. Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes although we have not yet received such income.

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

Equity Security Risk. We may have exposure to equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities also have experienced significantly more volatility in those returns. The equity securities that we acquire may fail to appreciate and may decline in value or become worthless.

A trading market or market value of our debt securities may fluctuate.

In the event we issue debt securities, they may or may not have an established trading market. We cannot assure you that a trading market for debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, debt securities we may issue. These factors include, but are not limited to, the following:

•

the time remaining to the maturity of these debt securities;
•
the outstanding principal amount of debt securities with terms identical to these debt securities;
•
the ratings assigned by national statistical ratings agencies;
•
the general economic environment;
•
the supply of debt securities trading in the secondary market, if any;
•
the redemption or repayment features, if any, of these debt securities;
•
the level, direction and volatility of market interest rates generally; and
•
market rates of interest higher or lower than rates borne by the debt securities.

You should also be aware that there may be a limited number of buyers if and when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

We may expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. In addition, on October 28, 2020, the SEC adopted new regulations governing the use of derivatives by closed-end funds (“Rule 18f-4”), which the Company was required to comply with as of August 19, 2022. As a result, the Company is required to implement and comply with the Rule 18f-4 limits on the amount of derivatives the Company can enter into, eliminate the asset segregation framework previously used to comply with Section 18 of the 1940 Act, treat derivatives as senior securities so that a failure to comply with the limits would result in a statutory violation and require the Company, if the Company’s use of derivatives is more than a limited specified exposure amount (10% of net assets), to establish and maintain a comprehensive derivatives risk management program and appoint a derivatives risk manager.

The success of our hedging transactions will depend on our ability to correctly predict movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or debt arrangements being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

We are subject to credit risk related to investments in our portfolio companies and with our financial institutions and counterparties.

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

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange have not actively traded, will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors. The Valuation Designee determines the value of our investments in accordance with such valuation policy. In connection with such determination, the Valuation Designee utilizes the services of an independent valuation firm, which prepares valuation reports on a quarterly basis for most of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Valuation Designee retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Designee takes into account in approving fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value may pay a higher price than the value of our investments might warrant. Conversely, investors selling securities based on a net asset value that understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

We and the Advisor may be a party to legal proceedings in connection with our investments in our portfolio companies.

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

The portfolio companies we invest in usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements, including agreements governing “first out” and “last out” structures, that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be in good faith under the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our portfolio holdings.

When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used

Our portfolio companies may prepay loans, which prepayment may reduce stated yields in the future if capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make are prepayable at any time, some of them of them at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for the Company in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields. Additionally, these companies may not be able to get a full tax deduction for such borrowings.

Concentration of our assets in an issuer, industry or sector may present more risks than if we were more broadly diversified over numerous issuers, industries and sectors of the economy.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among issuers to ensure that we satisfy diversification requirements for qualification as a RIC for U.S. federal income tax purposes. A downturn in an industry or sector in which we are concentrated would have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Furthermore, the Advisor has not made and does not intend to make any determination as to the allocation of assets among different classes of securities. At any point in time we may be highly concentrated in a single type of asset, such as junior unsecured loans or distressed debt. Consequently, events which affect a particular asset class disproportionately could have an equally disproportionate effect on us.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies in order to provide diversification or to complement our U.S. investments, although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Accordingly, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.

These risks include the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, governmental limitations on a company’s loans, other financial commitments, product lines and other operations and recent ongoing changes in the financial services industry (including consolidations, development of new products and changes to the industry’s regulatory framework). Insurance companies have additional risks, such as heavy price competition, claims activity and marketing competition, and can be particularly sensitive to specific events such as man-made and natural disasters (including weather catastrophes), terrorism, mortality risks and morbidity rates.

Our investments in the Software, Internet & Catalog Retail, and IT Services sector are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.

General risks of companies in the Software, Internet & Catalog Retail, and IT Services sector include intellectual property infringement liability issues, the inability to protect Internet software and other propriety technology, extensive competition and limited barriers to entry. Generally, the market for Internet software and services is categorized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduction and enhancements. If a portfolio company in the Internet software and services sector cannot develop new products and enhance its current products in response to technological changes and competing products, its business and operating results will be negatively affected. In addition, there has been a substantial amount of litigation in the Internet software and services relating to intellectual property rights. Regardless of whether claims that a company is infringing patents or other intellectual property have any merit, these claims are time-consuming and costly. Moreover, an Internet software and services company must monitor the unauthorized use of its intellectual property, which may be difficult and costly. A company’s failure to protect its intellectual property could put it at a disadvantage to its competitors and harm its business, results of operations and financial condition. If an internet software and services company in which we invest is unable to navigate these risks, our performance may be adversely affected.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

We may invest in “covenant-lite” loans, which could have limited investor protections.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack, or possess fewer, financial covenants that protect lenders. Covenant-lite agreements feature incurrence covenants, as opposed to more restrictive maintenance covenants. Under a maintenance covenant, the borrower would need to meet regular, specific financial tests, while under an incurrence covenant, the borrower only would be required to comply with the financial tests at the time it takes certain actions (e.g., issuing additional debt, paying a dividend, making an acquisition). A covenant-lite obligation contains fewer maintenance covenants than other obligations, or no maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Furthermore, in the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

Risks related to our operations as a BDC.

While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be our affiliate for purposes of the 1940 Act and we are generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order.

The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations and may hinder the Advisor's ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional shares of our common stock or from the additional issuance of senior securities (including debt and preferred stock). However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

•
Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in the best interests of our common stockholders.
•
Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value, or issue securities convertible into common stock, without first obtaining the required approvals from our stockholders and our independent directors. If our common stock trades at a discount to net asset value, those restrictions could adversely affect our ability to raise equity capital. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders. If we raise additional capital by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

Changes in the laws or regulations governing our business or the business of our portfolio companies, or changes in the interpretations thereof or newly enacted legislation and regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition of us or our portfolio companies.

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange in which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations of financial condition.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2022, approximately $30.9 million, or approximately 14.1%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which could have a material adverse effect on our financial performance.

Although we are currently qualified as a RIC, no assurance can be given that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to its stockholders, we generally must meet the annual distribution, source-of-income and asset diversification requirements described below. In addition, our Leverage Program prohibits us from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or the Leverage Program.

To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC will generally be satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. Since we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under the terms of the Leverage Program, and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due in the future, often only at the end of the loan. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of PIK arrangements are generally included in our taxable income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. Similarly, newly enacted tax legislation contains rules that may in certain other circumstances require the recognition of non-cash taxable income or may limit the deductibility of certain of our cash expenses.

Since we may recognize taxable income before or without receiving cash representing such income or may be subject to limitations on the deductibility of our income, if we invest to a substantial extent in non-cash paying debt instruments we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. Additionally, a portion of such distributions may include a return of stockholder capital. Distributions in excess of our current and accumulated earnings and profits are considered nontaxable distributions and serve to reduce the basis of our shares in the hands of the common stockholders rather than being currently taxable. As a result of the reduction of the basis of our shares, common stockholders may incur additional capital gains taxes or may have lower capital losses.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may experience cyber-security incidents and are subject to cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage, and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e. efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

Cyber-security failures or breaches by the Advisor, any sub-adviser(s) and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent such cyberattacks, there are inherent limitations in such plans and systems, including the possibility that certain risks have not been identified. Furthermore, we cannot control the cybersecurity plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations. and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or the Advisor may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to Our Common Stock

Shares of our common stock are not insured or guaranteed by any person or entity.

The Company has no substantial assets other than the Company’s investments. In the event of the dissolution of the Company or otherwise, if the proceeds of the Company’s assets are insufficient to repay capital contributions made to the Company by the stockholders, no other assets will be available for the payment of any deficiency. Neither the Advisor nor its affiliates has any liability for the repayment of capital contributions made to the Company by the stockholders. Stockholders could experience a total loss of their investment in the Company

Shares of our common stock are subject to restrictions on transfer.

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

No public trading market exists for our common stock, and it is possible that none develops. Neither the Advisor, any placement agent nor any other person is under any obligation to make a market in the Company’s commonstock. Consequently, a purchaser must be prepared to hold such shares for an indefinite period of time or until the termination date of the Company. In addition, shares of our common stock are subject to certain transfer restrictions and can only be transferred to certain transferees as described herein. Such restrictions on the transfer of the shares may further limit the liquidity of our common stock.

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of December 31, 2022, we are currently not a party to any pending material legal proceedings.

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

As of December 31, 2022, we have sold 17,459,576 Shares for an aggregate offering price of $180.6 million, gross of offering costs.

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
July 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
October 27, 2022	December 16, 2022	December 30, 2022	Regular	$0.19	$3,386,931
December 15, 2022	December 29, 2022	January 12, 2023	Regular	$0.25	$4,350,000
				$0.73	$11,638,646

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
•
the phase-out of LIBOR and the use of replacement rates for LIBOR the consequences of the conflict between Russia and Ukraine, including international sanctions, the porential impact on inflation and increased disruption to supply chains; and
•
our ability to maintain our qualification as a RIC and as a business development company.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2022, 85.9% of our total assets were invested in qualifying assets.

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

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee") and approved by the board of directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

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

The valuation process approved by the Valuation Designee with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•
The investment professionals of the Valuation Designee provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by Valuation Committee.
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

As of December 31, 2022, none of our investments were categorized as Level 1, 4.7% were categorized as Level 2 and 95.3% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the year ended December 31, 2022, we invested approximately $116.0 million, comprised of investments in 48 new and 11 existing portfolio companies. Of these investments, $116.0 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $13.2 million in proceeds from sales or repayments of investments during the year ended December 31, 2022.

During the year ended December 31, 2021, we invested approximately $116.9 million, comprised of investments in 56 new portfolio companies. Of these investments, $116.9 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $4.3 million in proceeds from sales or repayments of investments during the year ended December 31, 2021.

At December 31, 2022, our investment portfolio of $213.4 million (at fair value) consisted of 101 portfolio companies and was invested 99.7% in senior secured loans and 0.3% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 2.8% of our portfolio and our five largest portfolio company investments by value comprised approximately 11.5% of our portfolio at December 31, 2021.

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

The industry composition of our portfolio at fair value at December 31, 2022 was as follows:

Industry	Percent of Total Investments
Software	21.7%
Diversified Financial Services	11.4%
Internet Software & Services	11.1%
Professional Services	8.3%
Diversified Consumer Services	7.3%
Insurance	4.5%
Health Care Providers & Services	4.0%
IT Services	3.8%
Construction & Engineering	2.7%
Media	2.6%
Health Care Technology	2.3%
Road & Rail	2.3%
Real Estate Management & Development	2.1%
Wireless Telecommunication Services	2.0%
Paper & Forest Products	1.9%
Consumer Finance	1.8%
Specialty Retail	1.6%
Commercial Services & Supplies	1.4%
Internet & Catalog Retail	1.1%
Construction Materials	1.1%
Other	5.0%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 12.3% at December 31, 2022 and 8.2% at December 31, 2021. At December 31, 2022, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.2% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of December 31, 2022. At December 31, 2021, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.5% at December 31, 2021. No debt investments in the portfolio company were on non-accrual status as of December 31, 2021.

Results of operations

Investment income

Investment income totaled $16.7 million, $4.6 million, and $0.0 million, respectively, for the years ended December 31, 2022, 2021, and for the period from November 30, 2020 to December 31, 2020, of which $16.5 million, $4.6 million and $0.0 million were attributable to interest and fees on our debt investments, and $0.2 million, $0.0 million and $0.0 million to other income, respectively. The increase in investment income for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily reflects the increase in portfolio size as the Company continues to ramp up.

Expenses

Total operating expenses for the years ended December 31, 2022, 2021 and for the period from November 30, 2020 to December 31, 2020 were $4.6 million, $2.4 million and $0.2 million, respectively, comprised of $1.9 million, $0.4 million and $0.0 million in interest and other debt expenses, $1.4 million, $0.4 million and $0.0 million in management fees, $0.4 million, $0.4 million and $0.1 million in professional fees, $0.4 million, $0.4 million and $0.0 million in administrative expenses, $0.2 million, $0.3 million and $0.0 million in incentive fees, ($0.2) million, $0.2 million and $0 in accrued incentive fees on capital gains, $0.0 million, $0.0 million and $0.1 million in organizational expenses, and $0.5 million, $0.3 million and $0.1 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily reflects the increase in all Company activities as the Company continues to ramp up.

Net investment income (loss)

Net investment income (loss) was $12.1 million, $2.2 million and $(0.2) million, respectively for the years ended December 31, 2022, 2021 and for the period from November 30, 2020 to December 31, 2020.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2022, 2021 and for the period from November 30, 2020 to December 31, 2020 was $0.0 million, $(0.0) million and $0.0 million, respectively.

For the years ended December 31, 2022, 2021 and period from November 30, 2020 to December 31, 2020, the change in net unrealized appreciation (depreciation) was $(7.1) million, $1.7 million and $(0.0) million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2022 was primarily driven by $(0.6) million unrealized depreciation in our investment in Razor Gmbh (Germany), $(0.6) million on our investment in Magenta Buyer LLC (McAfee), and $(0.6) million on our investment in INH Buyer Inc as well as unrealized losses across the portfolio from widening market spreads, partially offset by $0.2 million unrealized gains on our investment in Integrity Marketing Acquisition, LLC. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2021 was primarily driven by $0.9 million unrealized gains on our investment in Razor Group, $0.2 million on our investment in Job and Talent USA and other unrealized gains across the portfolio, partially offset by a $(0.1) million net unrealized depreciation on INH Buyer, Inc. The change in net unrealized appreciation (depreciation) for the period from November 30, 2020 to December 31, 2020 was attributed entirely to our sole investment in Juice Plus.

Incentive compensation

For the year ended December 31, 2022, $0.2 million in incentive fees earned were accrued due to our performance exceeding the cumulative total return threshold and $0.5 million in incentive fees earned were paid. In addition, we reversed the accrual of $0.2 million as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP. For the year ended December 31, 2021, $0.3 million in incentive fees earned were payable due to our performance exceeding the total return threshold. In addition, we accrued $0.2 million as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP. There were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold for the period from November 30, 2020 to December 31, 2020.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. For the years ended December 31, 2022, 2021, and for the period from November 30, 2020 to December 31, 2020 there was no expense incurred for U.S. Federal excise tax.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $4.9 million, $3.8 million and $(0.2) million, respectively, for the years ended December 31, 2022, 2021 and for the period from November 30, 2020 to December 31, 2020.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the years ended December 31, 2022, 2021 and for the period from November 30, 2020 (Inception) to December 31, 2020.

	Year Ended December 31,		For the period from November 30 (inception) to December 31
	2022	2021	2020
Shares Issued	9,087,597	5,361,979	3,010,000
Average Price Per Share	$10.49	$10.29	$10.00
Proceeds (1)	$95,227,460	$55,134,766	$30,077,202

(1)
Net of offering costs of $89,207, $48,567 and $22,798, respectively for the years ended December 31, 2022, 2021 and the period from November 30, 2020 to December 31, 2020.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors. The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At December 31, 2022, there was $37.5 million drawn on the Capital Call Facility.

Total debt outstanding as of December 31, 2022 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2022, the Company’s asset coverage ratio was 564%.

Net cash used in operating activities during the year ended December 31, 2022 was $102.6 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $112.8 million, offset by net investment income (net of non-cash income and expenses) of approximately $10.2 million.

Net cash provided by financing activities was $103.5 million during the year ended December 31, 2022, consisting of $95.3 million proceeds from shares of common stock sold, $15.5 million credit facility draws (net of repayments), partially offset by $7.3 million in dividends paid in cash to shareholders.

At December 31, 2022, we had $2.9 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the year ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
July 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
October 27, 2022	December 16, 2022	December 30, 2022	Regular	$0.19	$3,386,931
December 15, 2022	December 29, 2022	January 12, 2023	Regular	$0.25	$4,350,000
				$0.73	$11,638,646

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
August 4, 2021	September 1, 2021	September 15, 2021	Regular	$0.04	$209,983
November 8, 2021	December 1, 2021	December 15, 2021	Regular	$0.13	$1,106,497
December 21, 2021	December 23, 2021	December 31, 2021	Regular	$0.10	$899,998
				$0.27	$2,216,478

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

Recent Developments

From January 1, 2023 through February 24, 2023, the Company has invested approximately $7.1 million primarily in 12 senior secured loans with a combined effective yield of approximately 13.56%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2022, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 99.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of December 31, 2022, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$5,536,411	$0.32
Up 200 basis points	3,686,534	0.21
Up 100 basis points	1,836,657	0.11
Down 100 basis points	(1,814,692)	(0.10)
Down 200 basis points	(3,629,384)	(0.21)
Down 300 basis points	(5,442,072)	(0.31)

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	82
Statements of Assets and Liabilities as of December 31, 2022 and 2021	83
Statements of Operations for the year ended December 31, 2022, 2021 and for the period from November 30, 2020 (Inception) to December 31, 2020	84
Statements of Changes in Net Assets for the year ended December 31, 2022, 2021 and for the period from November 30, 2020 (Inception) to December 31, 2020	85
Statements of Cash Flows for the year ended December 31, 2022, 2021 and for the period from November 30, 2020 (Inception) to December 31, 2020	86
Schedule of Investments as of December 31, 2022 and 2021	87
Notes to Financial Statements	98
Schedule of Restricted Securities of Unaffiliated Issuers as of December 31, 2022 and 2021	111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BlackRock Direct Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Blackrock Direct Lending Corp. (the "Company"), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, cash flows, and financial highlights (in Note 9) for the years ended December 31, 2022 and 2021, and for the period from November 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows, and financial highlights for the years ended December 31, 2022 and 2021, and for the period from November 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2023

We have served as the Company’s auditor since 2020.

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	December 31, 2022	December 31, 2021
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $218,927,364 and $114,888,752, respectively)	$213,433,199	$116,529,036
Total investments (cost of $218,927,364 and $114,888,752, respectively)	213,433,199	116,529,036

Cash and cash equivalents	2,856,829	1,957,486
Interest receivable	1,856,577	809,137
Deferred debt issuance costs	141,719	451,461
Deferred offering costs	107,049	196,256
Prepaid expenses and other assets	259,214	98,285
Total assets	218,654,587	120,041,661

Liabilities
Debt (net of deferred issuance costs of $15,167 and $15,709, respectively)	37,594,833	22,094,291
Dividend payable	4,350,000	—
Management fees payable	445,634	—
Reimbursements due to the Advisor	285,287	142,784
Payable for investments purchased	272,997	10,366,640
Interest and debt related payables	113,192	73,441
Incentive fees payable (Note 3)	—	304,622
Accrued capital gains incentive fees (Note 3)	—	165,778
Accrued expenses and other liabilities	483,168	291,747
Total liabilities	43,545,111	33,439,303

Commitments and contingencies (Note 5)

Net assets	$175,109,476	$86,602,358

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 17,459,576 and 8,371,979 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	$17,460	$8,372
Paid-in capital in excess of par	180,302,036	85,083,664
Distributable earnings (loss)	(5,210,020)	1,510,322
Total net assets	175,109,476	86,602,358
Total liabilities and net assets	$218,654,587	$120,041,661

Net assets per share	$10.03	$10.34

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations

	For the Year Ended December 31,		For the period from November 30 (Inception) to December 31,
Investment income	2022	2021	2020
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$16,259,168	$4,530,361	$1,187
PIK income:
Non-controlled, non-affiliated investments	228,972	26,479	—
Other income:
Non-controlled, non-affiliated investments	169,197	33,204	—
Total investment income	16,657,337	4,590,044	1,187

Operating expenses
Interest and other debt expenses	1,923,494	446,572	734
Management fees	1,381,498	365,873	—
Professional fees	405,977	446,259	78,759
Administrative expenses	375,798	381,314	—
Incentive fees earned	201,710	304,622	—
Director fees	156,000	176,426	28,000
Custody and transfer agent fees	54,880	40,938	2,975
Insurance expense	30,536	27,972	5,274
Incentive fees on capital gains (1)	(165,778)	165,778	—
Organizational expenses	—	—	71,685
Other operating expenses	240,468	79,886	—
Total operating expenses	4,604,583	2,435,640	187,427

Net investment income	12,052,754	2,154,404	(186,240)

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	(1,580)	—
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	(7,134,450)	1,669,324	(29,040)
Net realized and unrealized gain (loss)	(7,134,450)	1,667,744	(29,040)

Net increase (decrease) in net assets from operations	$4,918,304	$3,822,148	$(215,280)

Earnings per share (2)	$0.42	$0.69	$(0.07)

Basic and diluted weighted average shares outstanding	12,201,765	5,316,154	1,975,347

(1)
Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the years ended December 31, 2022 and 2021 (see Note 3).
(2)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at November 30, 2020 (Inception)	—	$—	$—	$—	$—
Issuance of common stock	3,010,000	3,010	30,096,990	—	30,100,000
Offering costs charged to paid-in capital	—	—	(22,798)	—	(22,798)
Net investment loss	—	—	—	(186,240)	(186,240)
Net realized and unrealized loss	—	—	—	(29,040)	(29,040)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(119,798)	119,798	—
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922

Issuance of common stock	5,361,979	5,362	55,177,971	—	55,183,333
Offering costs charged to paid-in capital	—	—	(48,567)	—	(48,567)
Net investment income	—	—	—	2,154,404	2,154,404
Net realized and unrealized gain	—	—	—	1,667,744	1,667,744
Dividends paid to common shareholders	—	—	—	(2,216,478)	(2,216,478)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(134)	134	—
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358

Issuance of common stock	9,087,597	9,088	95,307,579	—	95,316,667
Offering costs charged to paid-in capital	—	—	(89,207)	—	(89,207)
Net investment income	—	—	—	12,052,754	12,052,754
Net realized and unrealized gain	—	—	—	(7,134,450)	(7,134,450)
Dividends paid to common shareholders	—	—	—	(11,638,646)	(11,638,646)
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows

	For the Year Ended December 31,		For the period from November 30 (Inception) to December 31,
	2022	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$4,918,304	$3,822,148	$286,843
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	—	1,580	—
Change in net unrealized (appreciation)/depreciation of investments	7,134,450	(1,669,324)	(188,445)
Net amortization of investment discounts and premiums	(1,061,078)	(279,930)	—
Amortization of deferred debt issuance costs	310,284	167,718	—
Interest and dividend income paid in kind	(228,972)	(26,479)	—
Changes in assets and liabilities:
Purchases of investments	(115,975,758)	(116,870,974)	(1,983,522)
Proceeds from disposition of investments	13,227,195	4,270,573	—
Decrease (increase) in interest receivable	(1,047,440)	(807,950)	(1,187)
Decrease (increase) in prepaid expenses and other assets	(160,929)	(76,199)	(22,086)
Increase (decrease) in management fees payable	445,634	—	—
Increase (decrease) in reimbursements due to the Advisor	142,503	31,824	110,960
Increase (decrease) in interest and debt related payables	39,751	73,441	—
Increase (decrease) in incentive fees payable	(304,622)	304,622	—
Increase (decrease) in accrued capital gains incentive fees	(165,778)	165,778	—
Increase (decrease) in payable for investments purchased	(10,093,643)	8,383,118	1,983,522
Increase (decrease) in accrued expenses and other liabilities	191,421	193,928	97,819
Net cash provided by (used in) operating activities	(102,628,678)	(102,316,126)	283,904

Financing activities
Draws on credit facilities	107,500,000	50,000,000	110,000
Repayments on credit facilities	(92,000,000)	(28,000,000)	—
Proceeds from shares of common stock sold	95,316,667	55,183,333	30,100,000
Payments of debt issuance costs	—	(618,638)	(16,250)
Payments of equity offering costs	—	(267,621)	—
Dividends paid in cash to stockholders	(7,288,646)	(2,216,478)	—
Net cash provided by (used in) financing activities	103,528,021	74,080,596	30,193,750

Net increase (decrease) in cash and cash equivalents (including restricted cash)	899,343	(28,235,530)	30,477,654
Cash and cash equivalents (including restricted cash) at beginning of period	1,957,486	30,193,016	—
Cash and cash equivalents (including restricted cash) at end of period	$2,856,829	$1,957,486	$30,477,654

Supplemental cash flow information
Interest payments	$1,573,459	$205,413	$—
Dividends payable	4,350,000	—	—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	11.45%	4/15/2026	$913,532	902,561	913,532	0.42%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	11.39%	4/15/2026	$92,635	91,736	92,636	0.04%	F
								994,297	1,006,168	0.46%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	9.91%	11/20/2025	$1,891,226	1,773,604	1,380,595	0.64%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	4/30/2027	$863,491	849,858	868,671	0.40%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	4/30/2027	$134,571	132,516	135,379	0.06%	F
								982,374	1,004,050	0.46%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	11.98%	8/31/2029	$1,076,305	1,062,280	1,000,964	0.46%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	11.98%	8/31/2029	$-	(1,151)	(12,893)	(0.01)%	E/F
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2028	$1,633,192	1,593,804	1,595,139	0.74%	F
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.49%	8/23/2028	$427,953	401,276	401,643	0.19%	F
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2027	$-	(6,195)	(6,130)	0.00%	E/F
								3,050,014	2,978,723	1.38%
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$1,300,323	1,274,316	1,253,511	0.58%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$-	(8,521)	(15,338)	(0.01)%	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$-	(4,261)	(7,669)	0.00%	E/F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	11.54%	11/23/2027	$1,413,970	1,384,007	1,367,309	0.63%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.50%	11.36%	11/23/2027	$1,946,671	1,897,095	1,860,545	0.86%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.12%	11/23/2027	$95,536	86,154	79,773	0.04%	F
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$993,187	980,246	971,337	0.45%	F
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$333,959	329,555	326,612	0.15%	F
								5,938,591	5,836,080	2.70%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	12.67%	12/14/2027	$1,030,010	1,009,560	1,009,410	0.47%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$2,983,631	2,911,890	2,909,040	1.34%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$-	(23,585)	(24,864)	(0.01)%	E/F
								3,897,865	3,893,586	1.80%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.09%	2/1/2028	$2,414,623	2,370,765	2,272,764	1.05%	D

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.05%	12/14/2029	$1,653,888	1,619,890	1,533,154	0.70%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	12.05%	12/14/2029	$153,411	150,305	142,212	0.07%	F
								1,770,195	1,675,366	0.77%
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.50%	13.91%	6/30/2026	$970,180	955,954	899,357	0.42%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.23%	3/15/2027	$3,131,544	3,083,554	3,103,842	1.44%	F
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	14.21%	4/30/2025	$4,000,000	4,024,940	3,860,000	1.78%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	0.00%	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$557,049	557,049	599,385	0.28%	B/F
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	15.73%	11/23/2025	$1,044,043	1,026,974	1,029,384	0.48%	B/F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.78%	9/15/2027	$-	(7,219)	(7,295)	0.00%	E/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.78%	9/14/2029	$4,175,771	4,085,666	4,084,740	1.89%	F
Whele, LLC (Perch)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.20%	10/15/2025	$2,687,893	2,701,631	2,497,052	1.15%	F
								15,472,595	15,167,108	7.02%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.42%	3/26/2026	$2,616,524	2,593,999	2,581,985	1.19%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	10.42%	3/26/2026	$-	-	(1,259)	0.00%	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$3,827,398	3,744,446	3,727,886	1.72%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$-	(8,977)	(10,864)	(0.01)%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.08%	8/29/2029	$-	(7,181)	(5,014)	0.00%	E/F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.83%	8/31/2028	$-	(7,104)	(8,691)	0.00%	E/F
Apex Group Treasury LLC	Second Lien Incremental Term Loan	LIBOR(Q)	0.50%	6.75%	11.48%	7/27/2029	$1,761,100	1,726,425	1,741,024	0.80%	C/F
Foreside Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	9.88%	9/30/2027	$583,866	573,053	566,933	0.26%	F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	9.57%	9/30/2027	$37,958	35,690	34,258	0.02%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.57%	9/30/2027	$-	(679)	(1,110)	0.00%	E/F
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	0.50%	6.75%	11.48%	6/15/2026	$1,250,000	1,238,995	1,235,750	0.57%	B/F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$2,831,103	2,777,112	2,748,434	1.27%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$-	(14,837)	(23,021)	(0.01)%	E/F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	5.50%	8.62%	8/13/2026	$1,190,027	1,181,837	1,165,134	0.54%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	12.93%	7/5/2026	$2,723,829	2,685,204	2,653,009	1.23%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	10.44%	10/4/2027	$1,380,052	1,367,039	1,309,758	0.60%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00%	10.44%	10/4/2027	$-	(734)	(4,009)	0.00%	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	LIBOR(M)	0.75%	5.75%	10.13%	12/10/2027	$2,630,284	2,585,495	2,532,701	1.17%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	8.87%	12/10/2027	$-	(4,382)	(9,857)	0.00%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	13.91%	2/11/2025	$4,000,000	3,949,763	3,924,000	1.81%	B/F/I
								24,415,164	24,157,047	11.16%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	10.38%	12/29/2028	$1,793,110	1,760,484	1,722,462	0.80%	F

Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	LIBOR(S)	0.75%	5.75%	10.90%	10/25/2027	$1,769,855	1,739,983	1,674,283	0.77%	F
CBI-Gator Acquisition, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$-	(5,488)	(18,428)	(0.01)%	E/F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$112,861	110,277	103,381	0.05%	F
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.87%	8/19/2027	$46,535	44,361	42,486	0.02%	F
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.18%	8/19/2027	$2,543,416	2,519,003	2,499,161	1.15%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	11.68%	6/28/2028	$3,604,048	3,542,677	2,828,457	1.31%	F/I
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$1,508,222	1,480,720	1,460,110	0.68%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$-	(10,294)	(18,421)	(0.01)%	E/F
								9,421,239	8,571,029	3.96%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.54%	5/6/2027	$1,138,432	1,121,823	1,075,819	0.50%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	11.54%	5/6/2027	$-	(1,106)	(4,185)	0.00%	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.59%	5/3/2027	$3,325,794	3,269,261	3,192,762	1.47%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.59%	5/3/2027	$-	(3,548)	(9,782)	0.00%	E/F
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	11.74%	10/2/2028	$800,332	796,981	753,912	0.35%	F
								5,183,411	5,008,526	2.32%
Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	10.92%	10/2/2028	$373,853	361,204	351,798	0.16%	F
Alera Group, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.00%	10.42%	10/2/2028	$333,798	327,385	322,782	0.15%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2029	$2,189,891	2,148,174	2,100,105	0.97%	F
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$364,982	354,499	342,535	0.16%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2028	$-	(5,168)	(11,223)	(0.01)%	E/F
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$2,880,792	2,830,915	2,857,745	1.32%	F
Integrity Marketing Acquisition, LLC	Sr Secured Incremental Revolver	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$-	(220,950)	(23,046)	(0.01)%	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.21%	11/1/2028	$2,125,020	2,097,934	2,020,894	0.93%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	11.11%	11/1/2028	$790,238	777,844	749,361	0.35%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.00%	11.21%	11/1/2027	$590,283	583,048	561,360	0.26%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.12%	11/1/2028	$362,232	357,234	345,932	0.16%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	9.15%	11/1/2027	$-	(1,203)	(4,869)	0.00%	E/F
								9,610,916	9,613,374	4.44%
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.86%	8/22/2027	$843,157	835,131	831,352	0.38%	F
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	13.26%	10/25/2029	$2,853,861	2,801,791	2,568,475	1.20%
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.25% Cash + 2.50% PIK	11.48%	8/25/2027	$956,817	940,269	931,270	0.43%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	4.25% Cash + 2.50% PIK	11.48%	8/25/2027	$243,022	239,156	236,533	0.11%	F
Civic Plus, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	7.51%	8/25/2027	$-	(751)	(1,292)	0.00%	E/F
Civic Plus, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	7.51%	8/25/2027	$-	(780)	(1,166)	0.00%	E/F
Gympass US, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.00% Cash + 4.00% PIK	12.77%	7/8/2027	$766,168	759,138	753,143	0.35%	F
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% cash + 2.50% PIK	11.58%	6/8/2028	$4,550,178	4,465,712	4,445,069	2.06%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.58%	12/29/2028	$2,188,849	2,123,226	2,123,184	0.98%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.58%	12/30/2027	$-	(4,713)	(4,713)	0.00%	E/F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	12.67%	7/27/2029	$3,000,000	2,962,741	2,385,000	1.10%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	-	12.00%	12.00%	7/27/2028	$303,330	272,997	283,614	0.13%
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	11.83%	4/6/2027	$1,020,610	1,004,564	980,807	0.45%	F
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	9.92%	3/9/2028	$1,117,467	1,093,022	1,080,702	0.50%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.58%	8/16/2029	$1,632,483	1,600,730	1,583,019	0.73%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	10.58%	8/16/2028	$-	(2,486)	(3,856)	0.00%	E/F
Suited Connector, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	10.92%	12/1/2027	$1,343,027	1,319,710	1,077,107	0.50%	F
Suited Connector, LLC	Sr Secured Revolver	LIBOR(S)	1.00%	6.00%	10.98%	12/1/2027	$218,645	214,970	175,353	0.08%	F
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	10.92%	12/1/2027	$-	(5,382)	(64,938)	(0.03)%	E/F
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	10.29%	10/1/2028	$4,481,637	4,404,306	4,329,710	2.00%	F
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	10.29%	10/1/2027	$-	(5,531)	(11,058)	(0.01)%	E/F
								25,017,820	23,697,315	10.96%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	PRIME	0.75%	5.25%	12.25%	12/29/2027	$2,590,503	2,412,581	2,411,758	1.12%	F
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$4,548,580	4,437,271	4,412,123	2.04%	F
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$-	(11,004)	(13,646)	(0.01)%	E/F
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	0.00%	8.00%	13.15%	5/28/2029	$3,000,000	2,975,089	2,775,000	1.28%	F
Idera, Inc.	Second Lien Term Loan	LIBOR(Q)	0.75%	6.75%	10.50%	3/2/2029	$1,137,871	1,130,925	944,433	0.44%	F
								8,532,281	8,117,910	3.75%
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	11.76%	5/25/2027	$1,048,616	1,013,182	1,034,197	0.48%	D

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$962,416	928,869	928,732	0.43%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$-	(2,793)	(2,807)	0.00%	E/F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$-	(4,470)	(4,491)	0.00%	E/F
								921,606	921,434	0.43%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	10/1/2027	$825,021	811,453	797,465	0.37%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	10.48%	10/1/2027	$-	(1,184)	(2,480)	0.00%	E/F
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	0.00%	7.00%	11.38%	10/19/2026	$130,856	123,347	97,978	0.05%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$3,424,072	3,382,571	3,266,565	1.50%	F
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$-	(13,187)	(49,864)	(0.02)%	E/F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	8.14%	8/23/2026	$1,427,599	1,403,464	1,323,384	0.61%	F
								5,706,464	5,433,048	2.51%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.50%	10.06%	11/30/2026	$234,607	225,954	223,675	0.10%	F
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$265,627	258,494	252,851	0.12%	F
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$-	(6,634)	(12,796)	(0.01)%	E/F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$3,729,989	3,658,589	3,550,576	1.65%	F
								4,136,403	4,014,306	1.86%
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	9.82%	6/30/2028	$929,153	911,785	902,672	0.42%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.78%	6/30/2028	$168,469	161,437	157,606	0.07%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	9.82%	6/30/2028	$57,173	53,660	51,741	0.02%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	11.84%	4/26/2030	$1,988,125	1,950,823	1,835,701	0.85%
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	11.88%	5/14/2029	$3,000,000	2,975,981	2,877,000	1.33%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	11.52%	8/18/2028	$4,391,188	4,317,018	4,224,761	1.95%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	11.52%	8/18/2028	$-	(19,160)	(44,205)	(0.02)%	E/F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	11.02%	8/18/2028	$-	(6,872)	(15,850)	(0.01)%	E/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.19%	2/17/2025	$4,272,200	4,211,246	4,169,667	1.93%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.19%	2/17/2025	$1,750,000	1,728,525	1,708,000	0.79%	B/F
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	9.03%	9/30/2026	$1,452,943	1,445,196	1,419,004	0.66%	F
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	11.13%	8/4/2026	$438,158	435,925	420,632	0.19%	F
								18,165,564	17,706,729	8.18%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	9.05%	3/2/2026	$2,800,000	2,800,000	2,766,400	1.28%	C/F
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	10.94%	3/21/2027	$-	(45,127)	(48,041)	(0.02)%	E/F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	10.94%	3/21/2027	$1,847,720	1,814,206	1,814,462	0.84%	F
								4,569,079	4,532,821	2.10%
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	11.03%	4/8/2025	$4,483,350	4,438,477	4,451,967	2.06%	F
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.25%	10.94%	4/8/2025	$516,650	511,053	513,033	0.24%	F
								4,949,530	4,965,000	2.30%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	10.67%	12/29/2027	$753,979	740,746	715,650	0.33%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.42%	12/29/2026	$131,075	99,252	109,062	0.05%	F
								839,998	824,712	0.38%
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	11.88%	12/29/2025	$958,030	950,539	941,551	0.44%	F
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.44%	3/11/2027	$3,443,467	3,411,590	3,412,476	1.58%	F
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	10.94%	4/13/2027	$1,763,024	1,739,412	1,696,029	0.78%	F
Aras Corporation	Sr Secured Revolver	LIBOR(S)	1.00%	6.50%	9.50%	4/13/2027	$40,630	38,859	35,998	0.02%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.00%	4/30/2026	$1,964,301	1,922,786	1,911,265	0.88%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	14.25%	4/30/2026	$205,992	200,512	198,951	0.09%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$2,559,435	2,528,255	2,480,860	1.15%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	LIBOR(Q)	0.75%	6.01%	10.74%	9/8/2027	$497,668	491,108	482,390	0.22%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$119,382	112,004	100,766	0.05%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$93,324	90,347	85,621	0.04%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.25% Cash + 3.75% PIK	11.40%	8/30/2028	$3,815,832	3,734,405	3,686,094	1.70%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.90%	8/30/2028	$-	(8,029)	(12,851)	(0.01)%	E/F
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2026	$611,185	602,434	603,790	0.28%	F/I
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	11.55%	5/6/2026	$366,711	361,497	359,316	0.17%	F/I
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.46%	7/9/2029	$1,788,305	1,755,168	1,731,079	0.80%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.40%	7/9/2029	$1,381,603	1,355,844	1,337,392	0.62%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.83%	7/9/2029	$-	(5,964)	(10,190)	0.00%	E/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	10.69%	10/23/2026	$736,890	731,257	704,909	0.33%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)/SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.34%	12/17/2027	$3,457,323	3,381,276	3,353,603	1.55%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.28%	12/17/2027	$-	(8,309)	(15,056)	(0.01)%	E/F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.28%	12/17/2027	$-	(4,155)	(7,528)	0.00%	E/F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/5/2028	$2,796,125	2,728,636	2,701,616	1.25%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$3,448,180	3,398,714	3,344,735	1.55%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$-	(2,926)	(6,323)	0.00%	E/F
Kaseya, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$-	(2,926)	(6,323)	0.00%	E/F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	12.99%	11/1/2027	$913,314	895,162	895,048	0.41%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.50%	10.82%	3/1/2028	$2,284,015	2,243,072	2,210,013	1.02%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.04%	3/1/2028	$-	(12,659)	(23,795)	(0.01)%	E/F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.49%	9/15/2025	$932,814	920,552	909,120	0.42%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity / Expiration	Principal / Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.48%	4/28/2028	$650,015	643,515	627,915	0.29%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.48%	4/28/2028	$145,603	141,270	130,870	0.06%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.48%	4/28/2028	$-	(867)	(2,947)	0.00%	E/F/I
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	11.38%	9/24/2026	$614,725	605,110	590,136	0.27%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.25%	3/31/2027	$1,507,752	1,485,105	1,480,612	0.68%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.25%	3/31/2027	$-	(2,308)	(2,926)	0.00%	B/E/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.29%	2/19/2029	$1,958,057	1,922,614	1,869,944	0.86%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	11.29%	2/19/2029	$244,757	236,168	222,729	0.10%	F
Smarsh, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.50%	11.29%	2/19/2029	$-	(2,146)	(5,507)	0.00%	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	6/30/2028	$2,706,475	2,660,977	2,545,710	1.18%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	6/30/2028	$741,955	729,589	697,883	0.32%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	10.48%	6/30/2028	$70,093	66,839	57,950	0.03%	F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$2,943,351	2,884,675	2,884,484	1.33%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$-	(14,449)	(14,717)	(0.01)%	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$-	(5,954)	(6,060)	0.00%	E/F
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	10.85%	12/21/2027	$2,325,359	2,287,128	2,181,187	1.01%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	10.85%	12/21/2027	$-	(9,219)	(34,444)	(0.02)%	E/F
Zilliant Incorporated	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	10.35%	12/21/2027	$-	(3,687)	(13,778)	(0.01)%	E/F
								47,172,821	46,309,597	21.41%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	10.29%	7/2/2026	$2,941,719	2,897,409	2,803,458	1.30%	F
Supergoop, LLC	First Lien Term Loan	LIBOR(M)	0.75%	5.75%	10.13%	12/29/2028	$536,578	526,961	518,013	0.23%	F
Supergoop, LLC	Sr Secured Revolver	LIBOR(M)	0.75%	5.75%	10.13%	12/29/2028	$-	(1,260)	(2,513)	0.00%	E/F
								3,423,110	3,318,958	1.53%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	11.68%	2/17/2026	$94,286	92,793	90,891	0.04%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/17/2026	$4,460,192	4,373,462	4,319,250	2.00%	B/F

Total Debt Investments - 121.6% of Net Assets								218,924,162	212,884,161	98.43%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					3/14/2032	26,332	-	12,671	0.01%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock					3/14/2032	13,166	-	10,166	0.00%	F/G/H
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	18,636	-	103,802	0.05%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	235,592	0.10%	B/F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	19	-	107,429	0.05%	B/F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares					11/23/2028	8	-	16,323	0.01%	B/F/G/H
								-	485,983	0.22%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (Continued)
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	2,394	-	57,384	0.03%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock	8/27/2031	299	-	2,165	0.00%	B/F/G/H
				-	59,549	0.03%
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock	5/6/2032	827	3,203	3,506	0.00%	F/G/H

Total Equity Securities - 0.3% of Net Assets				3,203	549,038	0.25%

Total Investments - 121.9% of Net Assets				218,927,365	213,433,199	98.68%

Cash and Cash Equivalents - 1.6% of Net Assets					2,856,829	1.32%

Total Cash and Investments - 123.5% of Net Assets					216,290,029	100.00%
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
Restricted security. (See Note 10)
(H)
Non-income producing investment.
(I)
In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

LIBOR or SOFR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $116,204,730 and $13,227,195 respectively, for the year ended December 31, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2022 was $213,433,199 or 98.7% of total cash and investments of the Company. As of December 31, 2022, approximately 14.1% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

(F) Restricted security. (See Note 10)

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

December 31, 2022

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

December 31, 2022

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

At December 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$10,005,500	$—	$10,005,500
3	Independent third-party valuation sources that employ significant unobservable inputs	202,878,661	549,038	203,427,699
Total		$212,884,161	$549,038	$213,433,199

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$195,352,498	Income approach	Discount rate	9.4% - 17.9% (12.6%)
	6,926,778	Market quotations	Indicative bid/ask quotes	1 (1)
	599,385	Option Pricing Model	Implied volatility	65.0% (65.0%)
			Term	2.3 years (2.3 years)
Equity	103,803	Market comparable companies	Revenue Multiples	1.5x (1.5x)
	445,235	Option Pricing Model	EBITDA/Revenue multiples	2.5x-12.5x (4.4x )
			Implied volatility	55.0%-65.0% (63.8%)
			Term	1 year-4.3 years (2.4 years)
$203,427,699

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$108,058,825	$650,891	$108,709,716
Net realized and unrealized gains (losses)	(5,768,737)	(101,853)	(5,870,590)
Acquisitions (1)	110,801,934	—	110,801,934
Dispositions	(13,032,226)	—	(13,032,226)
Transfers into Level 3 (2)	2,818,865	—	2,818,865
Ending balance	$202,878,661	$549,038	$203,427,699

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(5,557,142)	$(101,853)	$(5,658,995)

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Equity Securities	Total
2	Other direct and indirect observable market inputs (1)	$7,819,320	$—	7,819,320
3	Independent third-party valuation sources that employ significant unobservable inputs	108,058,825	650,891	108,709,716
Total		$115,878,145	$650,891	$116,529,036

(1)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$101,178,882	Discount rate	6.9% - 12.8% (8.8%)
	6,052,548	Indicative bid/ask quotes	1 (1)
	827,395	EBITDA/Revenue multiples	4.8x (4.8x)
		Implied volatility	65.0% (65.0%)
		Term	3.3 years (3.3 years)
Equity	650,891	EBITDA/Revenue multiples	4.8x (4.8x)
		Implied volatility	64.3% (64.3%)
		Term	3.3 years (3.3 years)
$108,709,716

(1)
Weighted by fair value

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended December 31, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$—	$—
Net realized and unrealized gains (losses)	932,948	650,891	1,583,839
Acquisitions (1)	108,454,038	—	108,454,038
Dispositions	(1,328,161)	—	(1,328,161)
Ending balance	$108,058,825	$650,891	$108,709,716
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$921,906	$650,891	$1,572,797

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2022, included in cash and cash equivalents was $1,113,076 (0.6% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%. At December 31, 2021, included in cash and cash equivalents was $1,169,710 (1.4% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 0.01%. There was no restricted cash at December 31, 2022 or 2021.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 30, 2022 and December 31, 2021 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at December 31, 2022 and December 31, 2021.

Investments in foreign companies and securities of foreign governments may involve special risks and considerations not typically associated with investing in U.S. companies and securities of the U.S. Government. These risks include, among other things, revaluation of currencies, less reliable information about issuers, different transaction clearance and settlement practices, and potential

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

future adverse political and economic developments. Moreover, investments in foreign companies and securities of foreign governments and their markets may be less liquid and their prices more volatile than those of comparable U.S. companies and the U.S. Government.

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2021, the Company incurred $71,685 in organizational expenses. During the year ended December 31, 2022, the Company did not incur any additional organizational expenses. From November 30, 2020 through December 31, 2022, the Company had incurred a total of $267,621 in offering costs, of which $160,573 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2022, the Company had no non-expiring capital loss carryforwards available to offset future realized capital gains.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2022, and December 31, 2021, the following permanent differences attributable to the treatment of expenses were reclassified to paid-in capital as follows:

	December 31, 2022	December 31, 2021
Paid-in Capital	$—	$(134)
Accumulated earnings (losses)	—	134

The tax character of distributions paid was as follows:

	December 31, 2022	December 31, 2021
Ordinary income	$11,638,646	$2,216,478
Tax return of capital	—	—
	$11,638,646	$2,216,478

The tax-basis components of distributable earnings (accumulated deficit) applicable to the common stockholders of the Company at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Undistributed ordinary income	$341,562	$97,678
Net unrealized gains (losses) (1)	(5,551,581)	1,412,644
Total accumulated earnings (losses)	$(5,210,019)	$1,510,322

(1)
The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the treatment of expenses and will reverse in subsequent periods.

As of December 31, 2022 and December 31, 2021, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2022	December 31, 2021
Tax basis of investments	$218,927,365	$114,888,752

Unrealized appreciation	958,845	1,669,324
Unrealized depreciation	(6,453,009)	(29,040)
Net unrealized appreciation (depreciation)	$(5,494,164)	$1,640,284

As of December 31, 2022, the following information is provided with respect to the ordinary income distributions paid by the Company.

December 31, 2022
Interest Related Dividends for Non-U.S. Residents (1)	10,352,452

(1) Represents the maximum amount allowable by law as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations.

Recent Accounting Pronouncements

In March 2020 and January 2021, the FASB issued ASU No. 2020-04 and ASU No. 2021-01, respectively, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset date of Topic 848, which deferred the sunset date of this guidance to December 31, 2024. The Company is currently evaluating the impact of adopting ASU 2020-04 on its financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of December 31, 2022, the Company's cumulative performance exceeded the total return hurdle and as such the incentive fee for the year included $201,710.

Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP as of December 31, 2022 were $(165,778), a reversal of the amount accrued as of December 31, 2021. For the year ended December 31, 2021 incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $165,778. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

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

Total expenses related to debt included the following:

	Twelve Months Ended December 31,		For the period from November 30 (Inception) to December 31,
	2022	2021	2020
Interest expense	$1,532,056	$256,451	$734
Amortization of deferred debt issuance costs	310,284	167,718	—
Commitment fees	81,154	22,403	—
Total	$1,923,494	$446,572	$734

At December 31, 2022, there was $37.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 3.94%. At December 31, 2021, there was $22.0 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 2.06%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of December 31, 2022 and December 31, 2021, the estimated fair value of the outstanding debt approximated their carrying values.

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

December 31, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2022 and December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2022	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/29/2029	1,086,379	N/A
Alcami Corporation	12/21/2028	208,524	N/A
ALCV Purchaser, Inc. (AutoLenders)	4/15/2026	N/A	92,635
Alera Group, Inc.	10/2/2028	294,478	N/A
Alpine Acquisition Corp II (48Forty)	11/30/2026	266,026	N/A
AmeriLife Holdings, LLC	8/31/2029	456,227	N/A
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2027	81,259	121,888
Avalara, Inc.	10/19/2028	454,858	N/A
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	54,757	195,562
BW Holding, Inc. (Brook & Whittle)	12/14/2029	N/A	153,411
CBI-Gator Acquisition, LLC	10/25/2027	403,964	N/A
Cherry Bekaert Advisory, LLC	6/30/2028	346,086	397,694
Civic Plus, LLC	8/25/2027	92,051	290,395
Colony Display, LLC	6/30/2026	N/A	490,260
CSG Buyer, Inc. (Core States)	3/31/2028	639,097	N/A
CyberGrants Holdings, LLC	9/8/2027	644,621	501,850
Elevate Brands OpCo, LLC	3/15/2027	2,408,880	N/A
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	137,033	N/A
ESO Solutions, Inc.	5/3/2027	244,561	244,561
Foreside Financial Group, LLC	9/30/2027	127,908	N/A
Freedom Financial Network Funding, LLC	9/21/2027	994,544	N/A
Fusion Holding Corp.	9/15/2027	340,879	N/A
Fusion Risk Management, Inc.	8/30/2028	377,961	N/A
GC Champion Acquisition LLC	8/21/2028	788,388	N/A
GC Waves Holdings, Inc. (Mercer)	8/13/2026	54,633	N/A
Grey Orange Incorporated	5/6/2026	244,474	N/A
Greystone Select Company II, LLC (Passco)	3/21/2027	2,668,930	N/A
GTY Technology Holdings Inc.	7/9/2029	318,422	N/A
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	1,045,346	1,104,131
Howlco, LLC, (Lone Wolf)	9/8/2027	N/A	1,870
ICIMS, Inc.	8/18/2028	1,584,575	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	752,775	752,775
Integrity Marketing Acquisition, LLC	8/27/2025	2,880,792	N/A
Kaseya, Inc.	6/25/2029	421,554	N/A
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	734,415	N/A
Madison Logic Holdings, Inc.	12/30/2027	157,087	N/A
Oak Purchaser, Inc. (DaySmart)	4/28/2028	374,409	N/A
Opco Borrower, LLC (Giving Home Healthcare)	8/19/2027	186,139	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	217,515	N/A
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	577,448	285,602
Porcelain Acquisition Corporation (Paramount)	4/30/2027	N/A	375,447
Pueblo Mechanical and Controls, LLC	8/23/2028	966,563	N/A
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	N/A
Security Services Acquisition Sub Corp. (Protos)	9/30/2026	3,678	N/A
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	1,211,157	1,588,712
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	162,541
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	N/A	172,927
Smarsh, Inc.	2/19/2029	367,136	N/A
Streamland Media Midco LLC	8/31/2023	1,083,996	N/A
Suited Connector, LLC	12/1/2027	327,967	481,019
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	N/A	47,302
Sunland Asphalt & Construction, LLC	9/30/2025	N/A	209,025
Supergoop, LLC	12/29/2028	72,628	72,628
Tahoe Finco, LLC (Talend)	10/1/2027	336,123	336,123
Tempus, LLC (Epic Staffing)	2/5/2027	N/A	1,022,432
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	184,181	184,181
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	134,346	669,556
Wealth Enhancement Group, LLC	10/4/2027	1,703,089	N/A
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zendesk Inc.	11/22/2028	1,038,830	N/A
Zilliant Incorporated	12/21/2027	777,778	777,778
Total Unfunded Balances		$31,680,894	$11,243,684

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2022 and December 31, 2021, amounts reimbursable to the Advisor totaled $285,287 and $142,784 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2022, 2021 and for the period from November 1 (Inception) to December 31, 2020, $375,798, $381,314, and $0 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of December 31, 2022, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of December 31, 2022, $180.6 million (60.0% of total commitments) had been called. During the year ended December 31, 2022, the Company issued 9,087,597 shares, with an average purchase price of $10.49 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
July 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
October 27, 2022	December 16, 2022	December 30, 2022	Regular	$0.19	$3,386,931
December 15, 2022	December 29, 2022	January 12, 2023	Regular	$0.25	$4,350,000
				$0.73	$11,638,646

8. Subsequent Events

The Company has reviewed subsequent events occurring through the date that these financial statements were avaialble to be issued, and determined that no subsequent events occurred requiring accrual or disclosure.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

9. Financial Highlights

The financial highlights below show the Company's results of operations for the years ended December 31, 2022, 2021 and the period from November 30 (Inception) to December 31, 2020.

	For the Year Ended December 31,		For the period from November 30 (Inception) to December 31,
	2022	2021	2020
Per Common Share
Per share NAV at beginning of period	$10.34	$9.92	$10.00

Offering costs	—	—	(0.01)

Investment operations: (1)
Net investment income	0.94	0.39	(0.06)
Net realized and unrealized gain (loss)	(0.52)	0.30	(0.01)
Total from investment operations	0.42	0.69	(0.07)
Dividends to common shareholders	(0.73)	(0.27)	—
Per share NAV at end of period	$10.03	$10.34	$9.92

Total return based on net asset value: (2)	4.06%	6.96%	(0.72)%

Shares outstanding at end of period	17,459,576	8,371,979	3,010,000
Ratios to average net asset value: (3)
Net investment income	9.48%	3.94%	(1.25)%
Expenses before incentive fee (4)	3.59%	3.59%	1.30%
Expenses and incentive fee (5)	3.62%	4.45%	1.30%

Ending net asset value	$175,109,476	$86,602,358	$29,861,922
Portfolio turnover rate	8.1%	8.0%	0.0%
Weighted-average debt outstanding	$38,623,699	$8,718,219	$93,750
Weighted-average interest rate on debt	4.2%	3.2%	12.0%
Weighted-average number of shares of common stock	12,201,765	5,316,154	1,975,347
Weighted-average debt per share	$3.17	$1.64	$0.03

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2022

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last two fiscal years and the year ended December 31, 2022.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of December 31, 2022	$110,000	$5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
As of December 31, 2022	$37,500,000	$5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
PerchHQ, LLC, Warrants to Purchase Units	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
SellerX Germany Gmbh & Co. Kg (Germany), Warrants to Purchase Preferred B Shares	11/23/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART II - Other Information

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	82
Statements of Assets and Liabilities as of December 31, 2022 and 2021	83
Statements of Operations for the year ended December 31, 2022, 2021 and for the period from November 30, 2020 (Inception) to December 31, 2020	84
Statements of Changes in Net Assets for the year ended December 31, 2022, 2021 and for the period from November 30, 2020 (Inception) to December 31, 2020	85
Statements of Cash Flows for the year ended December 31, 2022, 2021 and for the period from November 30, 2020 (Inception) to December 31, 2020	86
Schedule of Investments as of December 31, 2022 and 2021	87
Notes to Financial Statements	98
Schedule of Restricted Securities of Unaffiliated Issuers as of December 31, 2022 and 2021	111

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description

3.1	Certificate of Incorporation(1)

3.2	By-Laws(1)

4.1	Form of Subscription Agreement(2)

4.2	Description of Securities(3)

10.1	Investment Management Agreement(2)

10.2	Administration Agreement(2)

10.3	Custody Agreement(2)

10.4	Loan Services Addendum to Custody Agreement(2)

10.5	Form of Promissory Note(1)

10.6	Organizational Cost Agreement(1)

10.7	License Agreement(2)

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

Date	Signature	Title
March 1, 2023	/s/ Eric J. Draut	Director
Eric J. Draut

March 1, 2023	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

March 1, 2023	/s/ Karyn L. Williams	Director
Karyn L. Williams

March 1, 2023	/s/ Nik Singhal	Director and Chief Executive Officer
Nik Singhal

March 1, 2023	/s/ John Doyle	Director, President and Chief Operating Officer
John Doyle

March 1, 2023	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar