Form 10-Q
period 2023-03-31
BlackRock Direct Lending Corp.
filed 2023-05-04
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2023

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

As of March 31, 2023, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on May 4, 2023 was 19,409,851.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $234,496,914 and $218,927,364, respectively)	$228,210,771	$213,433,199
Total investments (cost of $234,496,914 and $218,927,364, respectively)	228,210,771	213,433,199

Cash and cash equivalents	23,986,572	2,856,829
Interest receivable	1,978,260	1,856,577
Deferred offering costs	89,208	107,049
Deferred debt issuance costs	65,343	141,719
Prepaid expenses and other assets	257,871	259,214
Total assets	254,588,025	218,654,587

Liabilities
Debt (net of deferred issuance costs of $15,035 and $15,167, respectively)	53,594,966	37,594,833
Reimbursements due to the Advisor	334,634	285,287
Payable for investments purchased	270,731	272,997
Interest and debt related payables	161,556	113,192
Dividend payable	—	4,350,000
Management fees payable	—	445,634
Accrued expenses and other liabilities	374,601	483,168
Total liabilities	54,736,488	43,545,111

Commitments and contingencies (Note 5)

Net assets	$199,851,537	$175,109,476

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 19,409,851 and 17,459,576 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$19,410	$17,460
Paid-in capital in excess of par	200,348,912	180,302,036
Distributable earnings (loss)	(516,785)	(5,210,020)
Total net assets	199,851,537	175,109,476
Total liabilities and net assets	$254,588,025	$218,654,587

Net assets per share	$10.30	$10.03

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
Investment income	2023	2022
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$6,886,519	$2,418,590
PIK income:
Non-controlled, non-affiliated investments	154,786	69,006
Other income:
Non-controlled, non-affiliated investments	19,625	18,871
Total investment income	7,060,930	2,506,467

Operating expenses
Interest and other debt expenses	856,354	306,925
Management fees	478,894	262,050
Administrative expenses	78,292	101,230
Professional fees	66,617	113,356
Director fees	31,500	43,500
Custody and transfer agent fees	17,840	12,927
Insurance expense	6,746	6,746
Incentive fees earned	—	201,710
Incentive fees on capital gains (1)	—	4,656
Other operating expenses	32,897	50,078
Total operating expenses	1,569,140	1,103,178

Net investment income before taxes	5,491,790	1,403,289

Excise tax expense	1,809	—
Net investment income	5,489,981	1,403,289

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(4,768)	4,026
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	(791,978)	(279,255)
Net realized and unrealized gain (loss)	(796,746)	(275,229)

Net increase (decrease) in net assets from operations	$4,693,235	$1,128,060

Earnings per share (2)	$0.27	$0.14

Basic and diluted weighted average shares outstanding	17,481,246	8,371,979

(1)
Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three months ended March 31, 2023 and 2022 (see Note 3).
(2)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476
Issuance of common stock	1,950,275	1,950	20,064,717	—	20,066,667
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,489,981	5,489,981
Net realized and unrealized gain	—	—	—	(796,746)	(796,746)
Balance at March 31, 2023	19,409,851	$19,410	$200,348,912	$(516,785)	$199,851,537

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358
Net investment income	—	—	—	1,403,289	1,403,289
Net realized and unrealized gain	—	—	—	(275,229)	(275,229)
Balance at March 31, 2022	8,371,979	$8,372	$85,083,664	$2,638,382	$87,730,418

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$4,693,235	$1,128,060
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	4,768	(4,026)
Change in net unrealized (appreciation)/depreciation of investments	791,978	279,255
Net amortization of investment discounts and premiums	(463,948)	(116,729)
Amortization of deferred debt issuance costs	76,508	76,509
Interest and dividend income paid in kind	(154,786)	(69,006)
Changes in assets and liabilities:
Purchases of investments	(16,034,280)	(22,841,906)
Proceeds from disposition of investments	1,078,697	255,100
Decrease (increase) in interest receivable	(121,683)	(36,343)
Decrease (increase) in prepaid expenses and other assets	1,343	(100,814)
Increase (decrease) in management fees payable	(445,634)	—
Increase (decrease) in reimbursements due to the Advisor	49,347	(10,878)
Increase (decrease) in interest and debt related payables	48,364	23,451
Increase (decrease) in incentive fees payable	—	(102,912)
Increase (decrease) in accrued capital gains incentive fees	—	4,656
Increase (decrease) in payable for investments purchased	(2,266)	(10,366,640)
Increase (decrease) in accrued expenses and other liabilities	(108,567)	389,116
Net cash provided by (used in) operating activities	(10,586,924)	(31,493,107)

Financing activities
Draws on credit facilities	16,000,000	55,000,000
Repayments on credit facilities	—	(22,000,000)
Proceeds from shares of common stock sold	20,066,667	—
Dividends paid in cash to stockholders	(4,350,000)	—
Net cash provided by (used in) financing activities	31,716,667	33,000,000

Net increase (decrease) in cash and cash equivalents (including restricted cash)	21,129,743	1,506,893
Cash and cash equivalents (including restricted cash) at beginning of period	2,856,829	1,957,486
Cash and cash equivalents (including restricted cash) at end of period	$23,986,572	$3,464,379

Supplemental cash flow information
Interest payments	$807,990	$206,964
Excise tax payments	$1,809	—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	11.71%	4/15/2026	$880,906	871,471	880,906	0.35%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	11.67%	4/15/2026	$92,635	91,833	92,635	0.04%	F
								963,304	973,541	0.39%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	10.33%	11/20/2025	$1,858,938	1,752,090	1,102,973	0.44%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	4/30/2027	$861,595	849,075	849,533	0.34%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	4/30/2027	$134,277	132,391	132,397	0.05%	F
								981,466	981,930	0.39%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	12.20%	8/31/2029	$1,076,305	1,062,850	1,000,964	0.40%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	12.20%	8/31/2029	$-	(1,108)	(12,893)	(0.01)%	E/F
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.83%	8/23/2028	$1,629,099	1,592,013	1,600,264	0.63%	F
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.78%	8/23/2028	$891,533	865,778	871,566	0.35%	F
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	PRIME	0.75%	5.00%	13.00%	8/23/2027	$66,338	60,456	61,588	0.02%	F
								3,579,989	3,521,489	1.39%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2030	$761,723	739,591	729,730	0.29%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2030	$-	(9,044)	(12,970)	-0.01%	E/F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2029	$-	(3,604)	(5,188)	0.00%	E/F
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$1,297,048	1,271,107	1,250,354	0.50%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$-	(8,521)	(15,338)	(0.01)%	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$-	(4,261)	(7,669)	0.00%	E/F
Geo Parent Corporation	First Lien Term Loan	SOFR(Q)	0.00%	5.25%	10.17%	12/29/2025	$323,828	318,212	306,018	0.12%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	11.54%	11/23/2027	$1,410,410	1,382,395	1,338,479	0.53%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.50%	11.42%	11/23/2027	$1,941,791	1,894,763	1,808,937	0.72%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.37%	11/23/2027	$238,840	229,950	214,478	0.09%	F
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$990,653	979,047	970,840	0.38%	F
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$333,107	329,156	326,445	0.13%	F
								7,118,791	6,904,116	2.74%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.16%	12/14/2027	$1,023,572	1,003,790	999,007	0.40%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$2,983,631	2,914,287	2,894,122	1.14%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$-	(22,395)	(29,836)	(0.01)%	E/F
								3,895,682	3,863,293	1.53%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.41%	2/1/2028	$2,337,724	2,298,169	2,250,796	0.89%	D

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.54%	12/14/2029	$1,653,888	1,621,005	1,533,154	0.60%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	12.54%	12/14/2029	$153,411	150,407	142,212	0.06%	F
								1,771,412	1,675,366	0.66%

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.50%	14.66%	6/30/2026	$967,728	954,193	861,278	0.34%	F

Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.55%	3/15/2027	$3,131,544	3,086,053	3,126,004	1.24%	F
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.16%	4/30/2025	$4,000,000	4,020,824	3,860,000	1.53%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	0.00%	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$561,924	561,924	606,316	0.24%	B/F
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	16.16%	11/23/2025	$1,051,960	1,037,083	1,051,960	0.42%	B/F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.15%	9/15/2027	$-	(6,846)	(4,056)	0.00%	E/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	9/14/2029	$4,165,332	4,078,523	4,124,512	1.65%	F
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.65%	10/15/2025	$2,687,893	2,701,105	2,421,791	0.96%	F
								15,478,666	15,186,527	6.04%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.91%	3/26/2026	$2,609,866	2,589,811	2,574,632	1.02%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	10.91%	3/26/2026	$-	-	(1,287)	0.00%	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	8/29/2029	$3,817,830	3,738,659	3,699,477	1.47%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.15%	8/29/2029	$-	(8,649)	(12,953)	(0.01)%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.39%	8/29/2029	$334,271	327,349	327,919	0.13%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.06%	8/31/2028	$83,568	76,761	73,205	0.03%	F
Apex Group Treasury LLC	Second Lien Incremental Term Loan	LIBOR(Q)	0.50%	6.75%	11.67%	7/27/2029	$1,761,100	1,727,725	1,761,100	0.70%	C/F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	10.54%	9/30/2027	$582,297	571,944	561,917	0.22%	F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	10.54%	9/30/2027	$40,510	38,351	36,044	0.01%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	8.62%	9/30/2027	$-	(643)	(1,340)	0.00%	E/F
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	0.50%	6.75%	11.91%	6/15/2026	$1,250,000	1,239,634	1,250,000	0.50%	B/F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$2,824,007	2,773,870	2,770,916	1.10%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.75%	11.56%	8/21/2028	$788,388	774,196	773,567	0.31%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	5.50%	10.34%	8/13/2026	$1,206,071	1,200,020	1,166,271	0.46%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.36%	7/5/2026	$4,030,637	3,956,304	3,925,840	1.55%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	10.88%	10/4/2027	$1,787,821	1,775,596	1,732,997	0.69%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.25%	10.88%	10/4/2027	$-	(696)	(3,128)	0.00%	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.99%	12/10/2027	$2,623,642	2,580,792	2,539,948	1.01%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	8.87%	12/10/2027	$-	(4,163)	(8,475)	0.00%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	14.17%	2/11/2025	$4,000,000	3,956,979	3,876,800	1.54%	B/F/I
								27,313,840	27,043,450	10.73%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	10.86%	12/29/2028	$1,788,593	1,756,666	1,737,976	0.69%	F

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	LIBOR(S)	0.75%	5.75%	10.90%	10/25/2027	$1,765,386	1,737,441	1,615,328	0.64%	F
CBI-Gator Acquisition, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	0.75%	5.75%	10.90%	10/25/2027	$-	(5,207)	(29,007)	(0.01)%	E/F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(S)	0.75%	5.75%	10.96%	10/25/2027	$125,401	122,947	112,077	0.04%	F
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.50%	8/19/2027	$-	(2,056)	(186)	0.00%	E/F
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.50%	8/19/2027	$2,527,420	2,505,283	2,525,398	1.00%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.00%	6/28/2028	$3,626,934	3,567,587	2,839,889	1.13%	F/I
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$1,504,432	1,478,575	1,472,087	0.58%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$-	(9,818)	(12,415)	—	E/F
								9,394,752	8,523,171	3.38%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.96%	5/6/2027	$1,137,006	1,121,520	1,068,785	0.42%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	11.93%	5/6/2027	$38,043	37,002	33,478	0.01%	F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.90%	5/3/2027	$3,325,794	3,273,710	3,169,482	1.26%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.90%	5/3/2027	$-	(3,345)	(11,494)	0.00%	E/F
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	12.79%	10/2/2028	$800,332	797,293	766,718	0.30%	F
								5,226,180	5,026,969	1.99%
Hotels, Restaurants & Leisure
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$2,669,810	2,591,906	2,592,386	1.02%	F
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$-	(4,451)	(4,424)	0.00%	E/F
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$-	(5,565)	(5,530)	—	E/F
								2,581,890	2,582,432	1.02%
Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.41%	10/2/2028	$531,470	519,507	512,794	0.20%	F
Alera Group, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.00%	11.41%	10/2/2028	$332,961	326,905	323,638	0.13%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	10.88%	8/31/2029	$2,184,416	2,144,213	2,088,302	0.83%	F
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$364,069	353,969	340,021	0.13%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	10.88%	8/31/2028	$-	(4,944)	(12,044)	—	E/F
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.50%	11.39%	8/27/2025	$2,873,590	2,828,557	2,839,106	1.12%	F
Integrity Marketing Acquisition, LLC	Sr Secured Incremental Revolver	SOFR(Q)	0.75%	6.50%	11.39%	8/27/2025	$-	(201,536)	(34,570)	(0.01)%	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.21%	11/1/2028	$2,119,654	2,094,392	2,036,988	0.81%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	11.10%	11/1/2028	$904,156	892,570	868,894	0.34%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	10.92%	11/1/2027	$588,793	582,122	565,830	0.22%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.12%	11/1/2028	$361,322	356,630	347,231	0.14%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	9.15%	11/1/2027	$-	(1,141)	(3,876)	0.00%	E/F
								9,891,244	9,872,314	3.91%

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.37%	8/22/2027	$843,157	835,583	823,764	0.33%	F
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	13.72%	10/25/2029	$2,853,861	2,804,782	2,126,126	0.84%
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.25% Cash + 2.50% PIK	11.70%	8/25/2027	$962,797	947,202	946,815	0.38%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	4.25% Cash + 2.50% PIK	11.70%	8/25/2027	$244,541	240,903	240,481	0.10%	F
Civic Plus, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	11.70%	8/25/2027	$-	(712)	(803)	0.00%	E/F
Civic Plus, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.70%	8/25/2027	$-	(739)	(725)	0.00%	E/F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	12.97%	7/8/2027	$773,830	767,442	759,901	0.30%	F
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% Cash + 2.50% PIK	11.58%	6/8/2028	$4,579,249	4,498,663	4,458,357	1.74%	F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	13.08%	7/27/2029	$3,000,000	2,964,235	2,260,005	0.90%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	-	12.00%	12.00%	7/27/2028	$594,253	540,505	531,857	0.21%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	0.01	7.75%	12.43%	2/1/2029	$1,450,838	1,416,002	1,401,510	0.56%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	0.01	7.75%	12.43%	2/1/2029	$-	(4,409)	(6,166)	0.00%	E/F
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	12.78%	4/6/2027	$1,020,610	1,005,490	969,580	0.38%	F
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	11.72%	3/9/2028	$1,117,467	1,094,215	1,087,407	0.43%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.99%	8/16/2029	$1,632,483	1,602,018	1,603,588	0.64%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	10.99%	8/16/2028	$-	(2,377)	(2,359)	0.00%	E/F
Suited Connector, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00% Cash + 2.00% PIK	12.92%	12/1/2027	$1,334,418	1,312,005	1,055,524	0.42%	F
Suited Connector, LLC	Sr Secured Revolver	LIBOR(S)	1.00%	6.00% Cash + 2.00% PIK	12.98%	12/1/2027	$218,645	215,139	172,948	0.07%	F
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	10.71%	10/1/2028	$4,481,637	4,408,881	4,381,249	1.74%	F
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	8.69%	10/1/2027	$-	(5,293)	(7,596)	—	E/F
								24,639,535	22,801,463	9.04%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(S)	0.75%	6.25%	11.03%	12/29/2027	$2,584,027	2,413,309	2,434,153	0.97%	F

IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.15%	10/19/2028	$4,548,580	4,442,523	4,348,442	1.72%	F
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.15%	10/19/2028	$-	(10,521)	(20,014)	(0.01)%	E/F
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	0.00%	8.00%	13.15%	5/28/2029	$3,000,000	2,977,553	2,775,000	1.11%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.90%	12/29/2028	$2,188,849	2,124,461	2,118,806	0.84%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.90%	12/30/2027	$-	(4,479)	(5,027)	0.00%	E/F
Idera, Inc.	Second Lien Term Loan	LIBOR(Q)	0.75%	6.75%	11.51%	3/2/2029	$1,137,871	1,131,554	989,948	0.39%	F
								10,661,091	10,207,155	4.05%
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	11.76%	5/25/2027	$1,045,981	1,012,416	1,045,113	0.41%	D

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$960,010	927,316	927,370	0.36%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$-	(2,685)	(2,727)	0.00%	E/F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$-	(4,295)	(4,363)	0.00%	E/F
								920,336	920,280	0.36%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	10/1/2027	$822,932	810,275	803,429	0.32%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	8.63%	10/1/2027	$-	(1,122)	(1,760)	0.00%	E/F
NEP Group, Inc. et al	First Lien Term Loan	LIBOR(M)	0.00%	3.25%	8.09%	10/20/2025	$294,339	270,792	274,961	0.11%
NEP Group, Inc. et al	Second Lien Term Loan	LIBOR(M)	0.00%	7.00%	11.84%	10/19/2026	$130,856	123,785	106,430	0.04%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.69%	8/31/2023	$3,415,491	3,389,643	3,272,040	1.30%	F
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.69%	8/31/2023	$-	(8,405)	(45,528)	(0.02)%	E/F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.55%	8/23/2026	$1,435,143	1,413,295	1,323,202	0.52%	F
								5,998,263	5,732,774	2.27%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	10.27%	11/30/2026	$265,627	258,796	256,729	0.10%	F
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	PRIME	1.00%	4.50%	12.50%	11/30/2026	$26,603	20,383	17,691	0.01%	F
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(M)	1.00%	5.50%	10.27%	11/30/2026	$3,953,969	3,878,075	3,821,932	1.52%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	10.78%	12/23/2026	$1,540,459	1,496,343	1,496,402	0.59%	F
								5,653,597	5,592,754	2.22%
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	10.31%	6/30/2028	$926,818	910,403	910,692	0.36%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.24%	6/30/2028	$168,048	161,374	161,423	0.06%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.31%	6/30/2028	$57,173	53,827	53,857	0.02%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	12.43%	4/26/2030	$1,988,125	1,953,101	1,739,609	0.69%
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	12.34%	5/14/2029	$3,000,000	2,978,643	2,817,000	1.12%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.05%	8/18/2028	$4,391,188	4,320,433	4,359,132	1.73%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.05%	8/18/2028	$44,903	26,587	36,388	0.01%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	11.55%	8/18/2028	$-	(6,571)	(3,053)	—	E/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.61%	2/17/2025	$4,272,200	4,216,821	4,182,484	1.66%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.61%	2/17/2025	$1,750,000	1,730,728	1,713,250	0.68%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.91%	9/30/2026	$1,449,265	1,439,511	1,422,240	0.56%	F
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	11.59%	8/4/2026	$438,158	436,195	420,632	0.17%	F
								18,221,052	17,813,654	7.06%
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	11.14%	3/2/2026	$2,800,000	2,800,000	2,760,800	1.09%	C/F
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	11.42%	3/21/2027	$-	(42,470)	(25,355)	(0.01)%	E/F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.42%	3/21/2027	$1,847,720	1,815,768	1,830,167	0.73%	F
								4,573,298	4,565,612	1.81%
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.77%	4/8/2025	$5,000,000	4,957,160	4,940,000	1.96%	F

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.16%	12/29/2027	$749,177	736,423	711,718	0.28%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.80%	12/29/2026	$172,781	143,078	150,992	0.06%	F
								879,501	862,710	0.34%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.42%	12/29/2025	$958,030	951,511	943,755	0.37%	F/I
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.46%	12/29/2025	$417,946	408,123	411,719	0.16%	F/I
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.87%	3/11/2027	$3,443,467	3,414,839	3,441,057	1.36%	F
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	11.82%	4/13/2027	$1,779,919	1,757,797	1,687,364	0.67%	F
Aras Corporation	Sr Secured Revolver	LIBOR(Q)/(S)	1.00%	6.50%	11.48%	4/13/2027	$81,259	79,606	74,921	0.03%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.57%	4/30/2026	$1,951,742	1,914,220	1,932,225	0.77%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	14.75%	4/30/2026	$205,992	200,915	203,384	0.08%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.16%	9/8/2027	$3,057,103	3,021,280	2,965,696	1.18%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.00%	11.16%	9/8/2027	$119,382	112,381	101,251	0.04%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	11.09%	9/8/2027	$246,890	244,051	239,387	0.09%	F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$-	(5,606)	(5,606)	0.00%	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$2,242,403	2,186,368	2,186,343	0.87%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.25% Cash + 3.50% PIK	11.64%	8/30/2028	$3,846,785	3,769,061	3,677,526	1.46%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.39%	8/30/2028	$-	(7,686)	(16,630)	(0.01)%	E/F
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	12.23%	5/6/2026	$611,185	606,082	603,606	0.24%	F/I
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	12.39%	5/6/2026	$611,185	606,466	603,606	0.24%	F/I
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.77%	7/9/2029	$1,807,729	1,776,167	1,786,940	0.71%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.63%	7/9/2029	$1,396,610	1,371,970	1,380,549	0.55%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.15%	7/9/2029	$-	(5,737)	(3,662)	0.00%	E/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	10.92%	10/23/2026	$735,019	730,002	709,808	0.28%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)/SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.78%	12/17/2027	$3,483,851	3,412,287	3,383,168	1.34%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.85%	12/17/2027	$188,194	180,289	173,690	0.07%	F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.85%	12/17/2027	$-	(3,959)	(7,252)	0.00%	E/F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	8.00%	12.70%	8/7/2028	$2,796,125	2,731,493	2,729,018	1.08%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$3,448,180	3,401,175	3,372,320	1.34%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$-	(2,814)	(4,637)	0.00%	E/F
Kaseya, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$-	(2,814)	(4,637)	0.00%	E/F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.53%	11/1/2027	$920,755	902,941	911,271	0.36%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.37%	3/1/2028	$2,305,255	2,266,785	2,240,247	0.89%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	11.17%	3/1/2028	$51,557	39,516	30,842	0.01%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.15%	9/15/2025	$932,814	922,055	910,892	0.36%	F

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity / Expiration	Principal / Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.36%	4/28/2028	$650,015	643,515	627,265	0.25%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.36%	4/28/2028	$162,070	157,737	146,903	0.06%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.36%	4/28/2028	$-	(867)	(3,033)	0.00%	E/F/I
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.91%	9/24/2026	$613,169	604,339	591,278	0.23%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.69%	3/31/2027	$1,519,185	1,498,196	1,488,802	0.59%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.69%	3/31/2027	$-	(2,173)	(3,251)	0.00%	B/E/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.29%	2/19/2029	$1,958,057	1,924,728	1,867,986	0.74%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	11.29%	2/19/2029	$244,757	236,600	222,239	0.09%	F
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.40%	2/19/2029	$24,476	22,425	18,846	0.01%	F
Tessian, Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.29%	3/15/2028	$996,730	976,796	976,796	0.39%	B/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	6/30/2028	$2,699,609	2,657,208	2,568,948	1.02%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	6/30/2028	$740,076	723,999	689,849	0.27%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	10.91%	6/30/2028	$128,505	125,421	118,610	0.05%	F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	11.88%	11/22/2028	$2,943,351	2,888,041	2,884,484	1.13%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	11.88%	11/22/2028	$-	(13,850)	(14,717)	(0.01)%	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.38%	11/22/2028	$-	(5,709)	(6,060)	0.00%	E/F
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.28%	12/21/2027	$2,352,203	2,316,122	2,208,719	0.88%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.28%	12/21/2027	$-	(8,760)	(33,889)	(0.01)%	E/F
Zilliant Incorporated	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	10.78%	12/21/2027	$-	(3,504)	(13,556)	(0.01)%	E/F
								51,719,028	50,994,380	20.22%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	10.71%	7/2/2026	$2,922,740	2,883,409	2,785,371	1.10%	F
Supergoop, LLC	First Lien Term Loan	LIBOR(M)	0.75%	5.75%	10.59%	12/29/2028	$535,223	526,106	522,667	0.21%	F
Supergoop, LLC	Sr Secured Revolver	LIBOR(M)	0.75%	5.75%	8.87%	12/29/2028	$21,788	20,581	20,089	0.01%	F
								3,430,096	3,328,127	1.32%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	11.95%	2/17/2026	$94,286	92,904	92,117	0.04%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	11.41%	9/17/2026	$4,448,900	4,366,994	4,346,131	1.72%	B/F

Total Debt Investments - 113.98% of Net Assets								234,496,914	227,784,044	90.32%

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock	3/14/2032	26,332	-	12,695	0.01%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock	3/14/2032	13,166	-	10,238	0.00%	F/G/H
PerchHQ, LLC	Warrants to Purchase Common Stock	10/15/2027	18,636	-	50,317	0.02%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	61	-	200,995	0.08%	B/F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares	4/28/2028	19	-	107,654	0.04%	B/F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares	11/23/2028	8	-	16,214	0.01%	B/F/G/H
				-	398,113	0.16%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	2,394	-	24,036	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock	8/27/2031	299	-	460	0.00%	B/F/G/H
				-	24,496	0.01%
Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units	3/6/2033	1,589	-	-	0.00%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock	5/6/2032	827	-	4,118	0.00%	F/G/H

Total Equity Securities - 0.21% of Net Assets				-	426,727	0.17%

Total Investments - 114.19% of Net Assets				234,496,914	228,210,771	90.49%

Cash and Cash Equivalents - 12.00% of Net Assets					23,986,572	9.51%

Total Cash and Investments - 126.19% of Net Assets					252,197,344	100.00%

BlackRock Direct Lending Corp.

Schedules of Investments (Unaudited) (Continued)

March 31, 2023

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $16,189,066 and $1,078,697 respectively, for the three months ended March 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2023 was $228,210,771 or 90.5% of total cash and investments of the Company. As of March 31, 2023, approximately 12.5% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

BlackRock Direct Lending Corp.

Schedules of Investments

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

Schedules of Investments (Continued)

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

Schedules of Investments (Continued)

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

Schedules of Investments (Continued)

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

Schedules of Investments (Continued)

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

Schedules of Investments (Continued)

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

Schedules of Investments (Continued)

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

(C) Deemed an investment company under Section 3(c) of the1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $116,204,730 and $13,227,195, respectively, for the year ended December 31, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2022 was $213,433,199, or 98.7% of total cash and investments of the Company. As of December 31, 2022, approximately 14.1% of the total assets of the Company were not-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited)

March 31, 2023

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

March 31, 2023

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

At March 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$8,283,854	$—	$8,283,854
3	Independent third-party valuation sources that employ significant unobservable inputs	219,500,190	426,727	219,926,917
Total		$227,784,044	$426,727	$228,210,771

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$210,296,263	Income approach	Discount rate	9.9% - 22.4% (12.5%)
	8,597,611	Market quotations	Indicative bid/ask quotes	1 (1)
	606,316	Option Pricing Model	EBITDA/Revenue multiples	2.0x (2.0x)
			Implied volatility	65.0% (65.0%)
			Term	2.0 years (2.0 years)
Equity	426,727	Option Pricing Model	EBITDA/Revenue multiples	0.8x - 5.3x (1.8x)
			Implied volatility	55.0% - 70.0% (54.3%)
			Term	1 year - 3.3 years (1.7 years)
$219,926,917

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$202,878,661	$549,038	$203,427,699
Net realized and unrealized gains (losses)	(347,458)	(122,311)	(469,769)
Acquisitions (1)	16,093,101	—	16,093,101
Dispositions	(959,815)	—	(959,815)
Transfers into Level 3	1,835,701	—	1,835,701
Ending balance	$219,500,190	$426,727	$219,926,917
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(402,246)	$(122,310)	$(524,556)

(1)
Includes payments received in kind and accretion of original issue and market discounts

At December 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$10,005,500	$—	$10,005,500
3	Independent third-party valuation sources that employ significant unobservable inputs	202,878,661	549,038	203,427,699
Total		$212,884,161	$549,038	$213,433,199

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

(1)
Weighted by fair value

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$108,058,825	$650,891	$108,709,716
Net realized and unrealized gains (losses)	(338,303)	223,330	(114,973)
Acquisitions(1)	20,600,867	—	20,600,867
Dispositions	(222,812)	—	(222,812)
Ending balance	$128,098,577	$874,221	$128,972,798
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(337,147)	$223,330	$(113,817)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2023, included in cash and cash equivalents was $1,354,046 (0.7% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.64%. At December 31, 2022, included in cash and cash equivalents was $1,113,076 (0.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%. There was no restricted cash at March 31, 2023 or December 31, 2022.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2023 and December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at March 31, 2023 and December 31, 2022.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2022, the Company incurred $71,685 in organizational expenses. During the three months ended March 31, 2023, the Company did not incur any additional organizational expenses. From November 30, 2020 through March 31, 2023, the Company had incurred a total of $267,621 in offering costs, of which $178,414 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

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

As of December 31, 2022, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2022
Tax basis of investments	$218,927,365

Unrealized appreciation	958,845
Unrealized depreciation	(6,453,009)
Net unrealized appreciation (depreciation)	$(5,494,164)

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
3. Management Fees, Incentive Fees and Other Expenses

On November 30, 2020, the Company entered into an investment management agreement with the Advisor (the “Investment Management Agreement”). Under the Investment Management Agreement, the Advisor, for its service to the Company, is entitled to receive a management fee from the Company and an incentive fee. The management fee is calculated at an annual rate of 0.90% of the Company’s total assets (excluding cash and cash equivalents) and payable quarterly in arrears. For the period from the date the Company first issues shares of common stock to one or more investors (other than the Advisor and its affiliates) through the end of the first calendar quarter, no management fee was payable. Subsequently, the management fee is calculated based on the value of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The management fees for any partial quarter are appropriately prorated.

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. There were no incentive fees paid or accrued for the three months ended March 31, 2023 as our performance did not exceed the cumulative total return threshold. As of March 31, 2022, the Company’s cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three months ended March 31, 2022 were $201,710.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

3. Management Fees, Incentive Fees and Other Expenses (Continued)

Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three months ended March 31, 2023 were $0. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75.0 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2023	2022
Interest expense	$764,027	$208,944
Amortization of deferred debt issuance costs	76,508	76,509
Commitment fees	15,819	21,472
Total	$856,354	$306,925

At March 31, 2023, there was $53.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 6.58%. At December 31, 2022, there was $37.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 3.94%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2023 and December 31, 2022, the estimated fair value of the outstanding debt approximated their carrying values.

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

March 31, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2023	December 31, 2022
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/29/2029	668,541	1,086,379
Alcami Corporation	12/21/2028	208,524	208,524
Alera Group, Inc.	10/2/2028	135,527	294,478
Alpine Acquisition Corp II (48Forty)	11/30/2026	239,424	266,026
AmeriLife Holdings, LLC	8/31/2029	456,227	456,227
Appriss Health, LLC (PatientPing)	5/6/2027	38,043	76,086
Aras Corporation	4/13/2027	40,629	81,259
Avalara, Inc.	10/19/2028	454,858	454,858
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	54,757	54,757
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	491,055	644,621
CBI-Gator Acquisition, LLC	10/25/2027	372,614	403,964
Cherry Bekaert Advisory, LLC	6/30/2028	346,086	346,086
Civic Plus, LLC	8/25/2027	92,051	92,051
CSG Buyer, Inc. (Core States)	3/31/2028	639,097	639,097
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	N/A
Elevate Brands OpCo, LLC	3/15/2027	2,408,880	2,408,880
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	95,327	137,033
ESO Solutions, Inc.	5/3/2027	244,561	244,561
Foreside Financial Group, LLC	9/30/2027	125,356	127,908
Freedom Financial Network Funding, LLC	9/21/2027	994,544	994,544
Fusion Holding Corp. (Finalsite)	9/15/2027	340,879	340,879
Fusion Risk Management, Inc.	8/30/2028	377,961	377,961
Greystone Select Company II, LLC (Passco)	3/21/2027	2,668,930	2,668,930
GTY Technology Holdings Inc.	7/9/2029	318,422	318,422
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	902,042	1,045,346
ICIMS, Inc.	8/18/2028	1,539,672	1,584,575
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	564,581	752,775
Integrity Marketing Acquisition, LLC	8/27/2025	2,880,792	2,880,792
Kaseya, Inc.	6/25/2029	421,554	421,554
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	683,006	734,415
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	432,329	N/A
Madison Logic Holdings, Inc.	12/30/2027	157,087	157,087
Oak Purchaser, Inc. (DaySmart)	4/28/2028	357,942	374,409
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	232,674	186,139
Oranje Holdco, Inc., KnowBe4, Inc.	2/1/2029	181,355
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	99,374	217,515
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	577,448	577,448
Pueblo Mechanical and Controls, LLC	8/23/2028	435,574	966,563
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	132,507
Security Services Acquisition Sub Corp. (Protos)	9/30/2026	3,678	3,678
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	1,211,157	1,211,157
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	162,541
Showtime Acquisition, LLC	8/7/2028	343,261	N/A
Smarsh, Inc.	2/19/2029	342,660	367,136
Streamland Media Midco LLC	8/31/2023	1,083,996	1,083,996
Supergoop, LLC	12/29/2028	52,194	72,628
Tahoe Finco, LLC (Talend)	10/1/2027	336,123	336,123
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	184,181	184,181
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	373,609	134,346
Wealth Enhancement Group, LLC	10/4/2027	1,294,740	1,703,089
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zendesk Inc.	11/22/2028	1,038,830	1,038,830
Zilliant Incorporated	12/21/2027	777,778	777,778
Total Unfunded Balances		$29,274,511	$30,265,432

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2023 and December 31, 2022, amounts reimbursable to the Advisor totaled $334,634 and $285,287 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2023 and 2022, $78,292 and $101,230 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of March 31, 2023, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of March 31, 2023, $200.7 million (66.7% of total commitments) had been called. During the three months ended March 31, 2023, the Company issued 1,950,275 shares, with an average purchase price of $10.28 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. No dividends were declared or paid for the three months ended March 31, 2023.

8. Subsequent Events

On April 25, 2023, the Company’s Board of Directors declared a second quarter dividend in the amount of $5,491,790, or approximately $0.28 per share, payable on June 30, 2023 to stockholders of record as of the close of business on June 16, 2023.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

9. Financial Highlights

The financial highlights below show the Company's results of operations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
Per Common Share
Per share NAV at beginning of period	$10.03	$10.34

Investment operations: (1)
Net investment income	0.32	0.17
Net realized and unrealized gain (loss)	(0.05)	(0.03)
Total from investment operations	0.27	0.14
Per share NAV at end of period	$10.30	$10.48

Total return based on net asset value: (2)	2.69%	1.35%

Shares outstanding at end of period	19,409,851	8,371,979
Ratios to average net asset value: (3)
Net investment income	12.00%	7.25%
Expenses before incentive fee (4)	3.43%	4.17%
Expenses and incentive fee (5)	3.43%	4.41%

Ending net asset value	$199,851,537	$87,730,418
Portfolio turnover rate	0.5%	0.2%
Weighted-average debt outstanding	$46,987,778	$36,937,778
Weighted-average interest rate on debt	6.7%	2.5%
Weighted-average number of shares of common stock	17,481,246	8,371,979
Weighted-average debt per share	$2.69	$4.41

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2023

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last three fiscal years and the period ended March 31, 2023.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of March 31, 2023	$110,000	$4,717	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
As of March 31, 2023	$53,500,000	$4,727	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2023

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
PerchHQ, LLC, Warrants to Purchase Units	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
Suited Connector, LLC, Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
PerchHQ, LLC, Warrants to Purchase Units	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2023, 87.5% of our total assets were invested in qualifying assets.

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

As of March 31, 2023, none of our investments were categorized as Level 1, 3.6% were categorized as Level 2 and 96.4% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2023, we invested approximately $16.2 million, comprised of investments in 7 new and 4 existing portfolio companies. Of these investments, $16.2 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $1.1 million in proceeds from sales or repayments of investments during the three months ended March 31, 2023.

During the three months ended March 31, 2022, we invested approximately $22.9 million, comprised of investments in 11 new portfolio companies and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $22.9 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $0.3 million in proceeds from sales or repayments of investments during the three months ended March 31, 2022.

At March 31, 2023, our investment portfolio of $228.2 million (at fair value) consisted of 108 portfolio companies and was invested 99.8% in senior secured loans and 0.2% in equity investments. Our average portfolio company investment at fair value was approximately $2.1 million. Our largest portfolio company investment by value was approximately 2.6% of our portfolio and our five largest portfolio company investments by value comprised approximately 10.7% of our portfolio at March 31, 2023.

At December 31, 2022, our investment portfolio of $213.4 million (at fair value) consisted of 101 portfolio companies and was invested 99.7% in senior secured loans and 0.3% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 2.8% of our portfolio and our five largest portfolio company investments by value comprised approximately 11.5% of our portfolio at December 31, 2022.

The industry composition of our portfolio at fair value at March 31, 2023 was as follows:

Industry	Percent of Total Investments
Software	22.3%
Diversified Financial Services	11.9%
Internet Software & Services	10.0%
Professional Services	7.8%
Diversified Consumer Services	6.8%
IT Services	4.5%
Insurance	4.3%
Health Care Providers & Services	3.7%
Construction & Engineering	3.0%
Media	2.5%
Paper & Forest Products	2.5%
Health Care Technology	2.2%
Road & Rail	2.2%
Real Estate Management & Development	2.0%
Wireless Telecommunication Services	1.9%
Consumer Finance	1.7%
Commercial Services & Supplies	1.5%
Specialty Retail	1.5%
Hotels, Restaurants & Leisure	1.1%
Internet & Catalog Retail	1.1%
Construction Materials	1.0%
Other	4.5%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 12.9% at March 31, 2023 and 12.3% at December 31, 2022. At March 31, 2023, 97.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 2.2% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.0% at March 31, 2023. No debt investments in the portfolio company were on non-accrual status as of March 31, 2023. At December 31, 2022, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.2% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of December 31, 2022.

Results of operations

Investment income

Investment income totaled $7.1 million and $2.5 million, respectively, for the three months ended March 31, 2023 and 2022, of which $7.1 million and $2.5 million were attributable to interest and fees on our debt investments, as well as PIK income, and $0.0 million and $0.0 million to other income, respectively. The increase in investment income in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily reflects the increase in portfolio size as the Company continues to ramp up and an increase in interest income due to the rise in LIBOR/SOFR rates.

Expenses

Total operating expenses for the three months ended March 31, 2023 and 2022 were $1.6 million and $1.1 million, respectively, comprised of $0.9 million and $0.3 million in interest and other debt expenses, $0.5 million and $0.3 million in management fees, $0.1 million and $0.1 million in administrative expenses, $0.0 million and $0.1 million in professional fees, $0.0 million and $0.2 million in incentive fees earned, and $0.1 million and $0.1 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily reflects the increase in portfolio size as the Company continues to ramp up and an increase in interest expense due to the rise in LIBOR/SOFR rates during the period.

Net investment income (loss)

Net investment income was $5.5 million and $1.4 million respectively, for the three months ended March 31, 2023 and 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2023 and 2022 was $0.0 million and $0.0 million, respectively.

For the three months ended March 31, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $(0.8) million and $(0.3) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2023 was primarily driven by a $0.4 million unrealized loss on Astra Acquisition Corp., a $0.3 million unrealized loss on JP Intermediate B, LLC (Juice Plus), partially offset by $0.1 in unrealized gains from our investment in iCIMS Inc. and $0.1 million in unrealized gains from our investment in Razor Group . The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2022 was primarily driven by $0.2 million net unrealized losses on our investment in Juice Plus, $0.1 million net unrealized losses on our investment in Keep Truckin as well as unrealized losses across the portfolio from widening market spreads, partially offset by $0.4 million unrealized gains on our investment in Razor Group and $0.1 million unrealized gains on our investment in Hanna Andersson.

Incentive compensation

For the three months ended March 31, 2023, there were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three months ended March 31, 2023. For the three months ended March 31, 2022, $0.2 millon in incentive fees earned were payable due to our performance exceeding the cumulative total return threshold. For three months ended March 31, 2022, we accrued $0.0 million as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. Excise tax of $1,809 was incurred in the three months ended March 31, 2023. No excise tax was incurred and paid in the three months ended March 31, 2022.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $4.7 million and $1.1 million respectively, for the three months ended March 31, 2023 and 2022.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Shares Issued	1,950,275	N/A
Average Price Per Share	$10.28	N/A
Proceeds (1)	$20,048,826	N/A

(1)
Net of offering costs of $17,841 for the three months ended March 31,2023.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75 million, secured by the unfunded equity commitments of the Company’s investors. The Capital Call Facility matures on June 16, 2023. Interest on the Capital Call Facility accrues at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.225% per annum on the undrawn amount of the commitment. At March 31, 2023, there was $53.5 million drawn on the Capital Call Facility.

Total debt outstanding as of March 31, 2023 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2023, the Company’s asset coverage ratio was 472%.

Net cash used in operating activities during the three months ended March 31, 2023 was $10.6 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $15.0 million, and net investment income (net of non-cash income and expenses) of approximately $4.4 million.

Net cash provided by financing activities was $31.7 million during the three months ended March 31, 2023, consisting of $20.1 million proceeds from shares of common stock sold, $16.0 million credit facility draws (net of repayments), partially offset by $4.4 million in dividends paid in cash to shareholders.

At March 31, 2023, we had $24.0 million in cash and cash equivalents.

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

There were no dividends declared for the three months ended March 31, 2023 and 2022.

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

Recent Developments

On April 25, 2023, the Company’s Board of Directors declared a second quarter dividend in the amount of $5,491,790, or approximately $0.28 per share, payable on June 30, 2023 to stockholders of record as of the close of business on June 16, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2023, 97.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 99.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$5,531,089	$0.28
Up 200 basis points	3,687,393	0.19
Up 100 basis points	1,843,696	0.09
Down 100 basis points	(1,843,696)	(0.09)
Down 200 basis points	(3,687,393)	(0.19)
Down 300 basis points	(5,512,200)	(0.28)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2023, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the SEC on March 2, 2023, except as below.

The U.S. and global capital markets are subject to systemic risk that could adversely affect our business, financial condition and results of operations.

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company.

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from the Advisor.

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

BlackRock Direct Lending Corp.

Date: May 4, 2023	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: May 4, 2023	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer