Form 10-Q
period 2023-06-30
BlackRock Direct Lending Corp.
filed 2023-08-03
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2023

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

As of June 30, 2023, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on August 3, 2023 was 20,837,830.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2023

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $240,567,516 and $218,927,364, respectively)	$234,378,891	$213,433,199
Total investments (cost of $240,567,516 and $218,927,364, respectively)	234,378,891	213,433,199

Cash and cash equivalents	3,001,860	2,856,829
Interest receivable	2,601,835	1,856,577
Deferred debt issuance costs	92,424	141,719
Deferred offering costs	75,827	107,049
Prepaid expenses and other assets	151,476	259,214
Total assets	240,302,313	218,654,587

Liabilities
Debt (net of deferred issuance costs of $14,899 and $15,167, respectively)	23,095,101	37,594,833
Incentive fees payable (Note 3)	2,801,811	—
Management fees payable	517,432	445,634
Payable for investments purchased	116,332	272,997
Interest and debt related payables	89,487	113,192
Reimbursements due to the Advisor	38,606	285,287
Dividend payable	—	4,350,000
Accrued expenses and other liabilities	505,999	483,168
Total liabilities	27,164,768	43,545,111

Commitments and contingencies (Note 5)

Net assets	$213,137,545	$175,109,476

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 20,837,830 and 17,459,576 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$20,838	$17,460
Paid-in capital in excess of par	215,384,103	180,302,036
Distributable earnings (loss)	(2,267,396)	(5,210,020)
Total net assets	213,137,545	175,109,476
Total liabilities and net assets	$240,302,313	$218,654,587

Net assets per share	$10.23	$10.03

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Investment income	2023	2022	2023	2022
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$7,665,414	$3,195,993	$14,551,933	$5,614,583
PIK income:
Non-controlled, non-affiliated investments	327,555	79,338	482,341	148,344
Other income:
Non-controlled, non-affiliated investments	17,399	26,218	37,024	45,089
Total investment income	8,010,368	3,301,549	15,071,298	5,808,016

Operating expenses
Incentive fees earned	2,801,811	—	2,801,811	201,710
Interest and other debt expenses	722,729	365,120	1,579,083	672,045
Management fees	517,431	315,578	996,325	577,628
Administrative expenses	74,081	100,155	152,373	201,385
Professional fees	58,137	85,002	124,754	198,358
Director fees	32,000	37,500	63,500	81,000
Custody and transfer agent fees	18,543	10,592	36,383	23,519
Insurance expense	6,822	6,822	13,568	13,568
Incentive fees on capital gains (1)	—	(170,434)	—	(165,778)
Other operating expenses	135,153	52,804	168,050	102,882
Total operating expenses	4,366,707	803,139	5,935,847	1,906,317

Net investment income before taxes	3,643,661	2,498,410	9,135,451	3,901,699

Excise tax expense	—	—	1,809	—
Net investment income	3,643,661	2,498,410	9,133,642	3,901,699

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	15	(4,768)	4,041
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	97,518	(2,730,124)	(694,460)	(3,009,379)
Net realized and unrealized gain (loss)	97,518	(2,730,109)	(699,228)	(3,005,338)

Net increase (decrease) in net assets from operations	$3,741,179	$(231,699)	$8,434,414	$896,361

Earnings per share (2)	$0.20	$(0.01)	$0.47	$0.13

Basic and diluted weighted average shares outstanding	19,660,924	11,083,708	18,577,106	9,735,334

(1)
Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and six months ended June 30, 2023 and 2022 (see Note 3).
(2)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476
Issuance of common stock	1,950,275	1,950	20,064,717	—	20,066,667
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,489,981	5,489,981
Net realized and unrealized gain	—	—	—	(796,746)	(796,746)
Balance at March 31, 2023	19,409,851	$19,410	$200,348,912	$(516,785)	$199,851,537

Issuance of common stock	1,427,979	1,428	15,048,572	—	15,050,000
Offering costs charged to paid-in capital	—	—	(13,381)	—	(13,381)
Net investment income	—	—	—	3,643,661	3,643,661
Net realized and unrealized gain	—	—	—	97,518	97,518
Dividends paid to common shareholders	—	—	—	(5,491,790)	(5,491,790)
Balance at June 30, 2023	20,837,830	$20,838	$215,384,103	$(2,267,396)	$213,137,545

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358
Net investment income	—	—	—	1,403,289	1,403,289
Net realized and unrealized gain	—	—	—	(275,229)	(275,229)
Balance at March 31, 2022	8,371,979	$8,372	$85,083,664	$2,638,382	$87,730,418

Issuance of common stock	3,334,694	3,335	35,113,332	—	35,116,667
Offering costs charged to paid-in capital	—	—	(35,683)	—	(35,683)
Net investment income	—	—	—	2,498,410	2,498,410
Net realized and unrealized gain	—	—	—	(2,730,109)	(2,730,109)
Dividends paid to common shareholders	—	—	—	(1,401,289)	(1,401,289)
Balance at June 30, 2022	11,706,673	$11,707	$120,161,313	$1,005,394	$121,178,414

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$8,434,414	$896,361
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	4,768	(4,041)
Change in net unrealized (appreciation)/depreciation of investments	694,460	3,009,379
Net amortization of investment discounts and premiums	(768,130)	(306,237)
Amortization of deferred debt issuance costs	149,563	153,867
Interest and dividend income paid in kind	(482,341)	(148,344)
Changes in assets and liabilities:
Purchases of investments	(27,398,312)	(46,935,803)
Proceeds from disposition of investments	7,003,863	4,533,473
Decrease (increase) in interest receivable	(745,258)	(40,633)
Decrease (increase) in prepaid expenses and other assets	107,738	(130,934)
Increase (decrease) in management fees payable	71,798	—
Increase (decrease) in reimbursements due to the Advisor	(246,681)	(59,560)
Increase (decrease) in interest and debt related payables	(23,705)	33,135
Increase (decrease) in incentive fees payable	2,801,811	(304,622)
Increase (decrease) in accrued capital gains incentive fees	—	(165,778)
Increase (decrease) in payable for investments purchased	(156,665)	(10,186,821)
Increase (decrease) in accrued expenses and other liabilities	22,831	115,575
Net cash provided by (used in) operating activities	(10,529,846)	(49,540,983)

Financing activities
Draws on credit facilities	20,500,000	51,000,000
Repayments on credit facilities	(35,000,000)	(32,000,000)
Proceeds from shares of common stock sold	35,116,667	35,116,667
Payments of debt issuance costs	(100,000)	—
Dividends paid in cash to stockholders	(9,841,790)	(1,401,289)
Net cash provided by (used in) financing activities	10,674,877	52,715,378

Net increase (decrease) in cash and cash equivalents (including restricted cash)	145,031	3,174,395
Cash and cash equivalents (including restricted cash) at beginning of period	2,856,829	1,957,486
Cash and cash equivalents (including restricted cash) at end of period	$3,001,860	$5,131,881

Supplemental cash flow information
Interest payments	$1,453,593	$485,043
Excise tax payments	$1,809	—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	12.23%	4/15/2026	$848,280	$839,739	$839,797	0.35%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	12.18%	4/15/2026	$92,635	91,880	91,709	0.04%	F
								931,619	931,506	0.39%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	10.77%	11/20/2025	$1,826,649	1,730,363	1,324,321	0.56%	F

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.34%	4/30/2027	$861,595	849,594	840,917	0.35%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.34%	4/30/2027	$130,397	128,647	127,268	0.05%	F
								978,241	968,185	0.40%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.66%	8/31/2029	$1,076,305	1,062,966	1,003,116	0.42%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.25%	12.66%	8/31/2029	$-	(1,066)	(12,524)	(0.01)%	E/F
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.16%	8/23/2028	$1,625,006	1,589,669	1,597,543	0.68%	F
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.15%	8/23/2028	$889,302	864,468	870,275	0.37%	F
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	PRIME	0.75%	5.00%	13.25%	8/23/2027	$106,141	100,547	101,683	0.04%	F
								3,616,584	3,560,093	1.50%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.51%	2/1/2030	$759,818	738,282	740,823	0.31%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.50%	11.51%	2/1/2030	$-	(8,724)	(7,720)	0.00%	E/F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.51%	2/1/2029	$-	(3,453)	(3,088)	0.00%	E/F
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$1,293,772	1,267,897	1,252,371	0.53%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$-	(8,521)	(13,634)	(0.01)%	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$-	(4,261)	(6,817)	0.00%	E/F
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	0.00%	5.25%	10.17%	12/29/2025	$322,985	317,268	313,296	0.13%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.70%	11/23/2027	$1,406,851	1,379,924	1,346,356	0.57%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.50%	11.73%	11/23/2027	$1,969,150	1,933,614	1,884,477	0.79%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.69%	11/23/2027	$382,144	373,585	361,604	0.15%	F
								5,985,611	5,867,668	2.47%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.45%	12/14/2027	$1,017,135	998,062	998,826	0.42%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.54%	9/21/2027	$2,983,631	2,916,467	2,879,204	1.22%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.20%	9/21/2027	$994,544	973,172	959,735	0.40%	F
								4,887,701	4,837,765	2.04%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	11.75%	2/1/2028	$2,306,965	2,269,299	2,226,221	0.94%	D

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.91%	12/14/2029	$1,653,888	1,621,414	1,458,730	0.61%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	12.91%	12/14/2029	$153,411	151,979	135,308	0.06%	F
								1,773,393	1,594,038	0.67%
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50% Cash + 3.00% PIK	15.00%	6/30/2026	$965,277	953,056	867,784	0.37%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.70%	3/15/2027	$3,131,544	$3,088,090	$3,131,544	1.32%	F
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.02%	4/30/2025	$4,000,000	4,016,693	3,864,000	1.63%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	0.00%	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$566,842	566,842	603,686	0.25%	B/F
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	16.54%	11/23/2025	$1,059,937	1,046,249	1,059,937	0.44%	B/F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.55%	9/15/2027	$-	(6,467)	(3,818)	0.00%	E/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.59%	9/14/2029	$4,154,892	4,070,368	4,115,006	1.73%	F
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.82%	10/15/2025	$2,687,893	2,699,604	2,249,766	0.95%	F
								15,481,379	15,020,121	6.32%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.20%	3/26/2026	$2,576,194	2,557,951	2,529,049	1.07%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.20%	3/26/2026	$-	-	(1,745)	0.00%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.29%	8/29/2029	$417,838	409,394	411,988	0.17%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.74%	8/29/2029	$334,271	327,498	333,268	0.14%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.49%	8/31/2028	$-	(6,513)	(4,680)	0.00%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.29%	8/29/2029	$-	(19,952)	(1,995)	0.00%	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.49%	8/29/2029	$443,369	430,152	442,039	0.19%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.49%	8/29/2029	$3,808,261	3,731,197	3,754,946	1.58%	F
Apex Group Treasury LLC	Second Lien Term Loan	LIBOR(Q)	0.50%	6.75%	12.29%	7/27/2029	$3,011,100	2,969,084	2,978,580	1.25%	C/F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	10.74%	9/30/2027	$43,061	41,004	40,127	0.02%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	10.74%	9/30/2027	$9,952	9,343	9,072	0.00%	F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	10.87%	9/30/2027	$580,722	570,802	567,365	0.24%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.78%	8/21/2028	$788,388	774,987	775,380	0.33%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.78%	8/21/2028	$2,838,198	2,790,219	2,791,368	1.18%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	11.58%	12/10/2027	$-	(3,945)	(10,388)	0.00%	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.36%	12/10/2027	$2,617,000	2,576,751	2,514,675	1.06%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.60%	10.70%	8/13/2026	$1,203,040	1,198,761	1,172,155	0.49%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.72%	7/5/2026	$4,030,637	3,960,542	3,941,963	1.65%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.25%	11.09%	10/4/2027	$2,059,381	2,047,924	1,995,592	0.84%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.09%	10/4/2027	$-	(657)	(3,643)	0.00%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	9.25%	14.65%	2/11/2025	$4,000,000	3,962,227	3,900,000	1.64%	B/F/I
								28,326,769	28,135,116	11.85%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	11.20%	12/29/2028	$1,784,077	1,752,658	1,726,808	0.73%	F

Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(S)	1.00%	6.00%	11.34%	10/25/2027	$1,760,917	1,734,404	1,625,326	0.68%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(S)	0.75%	5.75%	11.48%	10/25/2027	$147,346	145,006	135,276	0.06%	F
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.84%	8/19/2027	$-	(1,937)	(186)	0.00%	E/F
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.84%	8/19/2027	$2,511,424	2,490,166	2,509,415	1.06%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.34%	6/28/2028	$3,650,022	3,590,707	3,011,268	1.26%	F/I
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.26%	5/4/2028	$1,504,432	1,479,408	1,473,742	0.62%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.26%	5/4/2028	$-	(9,339)	(11,780)	—	E/F
								9,428,415	8,743,061	3.68%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.90%	5/6/2027	$1,135,579	$1,120,708	$1,091,291	0.46%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	11.90%	5/6/2027	$-	(978)	(2,967)	0.00%	E/F
ESO Solutions, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.00%	12.25%	5/3/2027	$3,325,794	3,276,007	3,189,436	1.34%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.33%	5/3/2027	$146,737	143,592	136,710	0.06%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.04%	10/2/2028	$800,332	797,351	789,127	0.33%	F
								5,336,680	5,203,597	2.19%
Hotels, Restaurants & Leisure
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$2,669,810	2,594,536	2,595,323	1.09%	F
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$-	(4,249)	(4,256)	0.00%	E/F
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$-	(5,310)	(5,321)	—	E/F
								2,584,977	2,585,746	1.09%
Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.70%	10/2/2028	$530,136	518,671	526,142	0.22%	F
Alera Group, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.60%	11.70%	10/2/2028	$332,124	326,315	330,132	0.14%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	10.88%	8/31/2029	$2,178,941	2,139,660	2,111,394	0.89%	F
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.62%	8/31/2029	$363,157	353,359	346,242	0.15%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	10.99%	8/31/2028	$45,623	40,895	37,137	0.02%	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.76%	8/27/2025	$2,866,388	2,824,949	2,854,922	1.20%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.76%	8/27/2025	$-	(181,385)	(11,523)	—	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.25%	11/1/2028	$2,114,288	2,090,293	2,044,515	0.84%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	11.22%	11/1/2028	$901,881	890,730	872,119	0.37%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	11.25%	11/1/2027	$587,302	581,008	567,921	0.24%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.25%	11/1/2028	$360,412	355,917	348,519	0.15%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.75%	7.10%	10.25%	11/1/2027	$-	(1,079)	(3,279)	0.00%	E/F
								9,939,333	10,024,241	4.22%
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.74%	8/22/2027	$1,856,341	1,838,893	1,821,071	0.77%	F
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(M)	0.75%	8.88%	14.09%	10/25/2029	$2,853,861	2,806,427	1,591,027	0.67%
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.25% Cash + 2.50% PIK	12.23%	8/25/2027	$968,948	953,805	953,929	0.40%	F
Civic Plus, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	11.15%	8/25/2027	$16,569	15,197	15,142	0.01%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	4.25% Cash + 2.50% PIK	12.23%	8/25/2027	$246,103	242,567	242,289	0.10%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.26%	7/8/2027	$781,854	775,704	774,035	0.33%	F
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% Cash + 2.50% PIK	12.34%	6/8/2028	$4,607,869	4,529,887	4,497,280	1.89%	F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	13.53%	7/27/2029	$3,000,000	2,964,922	1,980,000	0.83%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	-	12.00%	12.00%	7/27/2028	$592,764	540,895	487,548	0.21%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.79%	2/1/2029	$1,450,838	1,417,204	1,424,723	0.60%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.79%	2/1/2029	$-	(4,224)	(3,264)	0.00%	E/F
Pluralsight, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	8.00%	13.04%	4/6/2027	$1,020,610	1,006,121	973,662	0.41%	F
Reveal Data Corporation et al	First Lien FILO Incremental Term Loan	SOFR(S)	1.00%	6.50%	10.22%	3/9/2028	$1,117,467	1,095,227	1,089,420	0.45%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.35%	8/16/2029	$1,632,483	1,602,990	1,622,198	0.68%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.35%	8/16/2028	$-	(2,267)	(981)	0.00%	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(S)	1.00%	6.00% Cash + 2.00% PIK	13.31%	12/1/2027	$1,349,870	1,328,146	982,706	0.41%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00% Cash + 2.00% PIK	13.36%	12/1/2027	$222,603	219,197	162,055	0.07%	F
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	11.15%	10/1/2028	$4,481,637	4,411,210	4,383,041	1.85%	F
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(M)	0.75%	11.59%	14.27%	10/1/2027	$-	(5,054)	(7,395)	—	E/F
								25,736,847	22,988,486	9.68%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.47%	12/29/2027	$2,577,550	2,414,386	2,415,165	1.02%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.49%	10/19/2028	$4,548,580	$4,446,422	$4,525,837	1.91%	F
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.49%	10/19/2028	$-	(10,060)	(2,274)	—	E/F
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	0.00%	8.00%	13.22%	5/28/2029	$3,000,000	2,978,007	2,721,000	1.15%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.51%	11.60%	5/13/2030	$-	(9,532)	(6,993)	0.00%	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.59%	5/13/2030	$3,885,090	3,788,161	3,815,159	1.61%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.24%	12/29/2028	$2,183,377	2,121,245	2,124,426	0.89%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.24%	12/30/2027	$-	(4,247)	(4,241)	0.00%	E/F
Idera, Inc.	Second Lien Term Loan	SOFR(M)	0.75%	6.75%	12.01%	3/2/2029	$1,137,871	1,132,028	1,005,952	0.42%
								14,442,024	14,178,866	5.98%
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	12.26%	5/25/2027	$1,043,346	1,012,011	1,042,261	0.44%	D

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$957,604	926,105	948,028	0.40%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$-	(2,575)	(802)	0.00%	E/F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$-	(4,108)	(1,283)	0.00%	E/F
								919,422	945,943	0.40%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	10/1/2027	$820,844	811,237	802,457	0.34%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.90%	11.14%	10/1/2027	$-	(1,060)	(1,664)	0.00%	E/F
NEP Group, Inc. et al	First Lien Term Loan	LIBOR(M)	0.00%	3.25%	8.47%	10/20/2025	$293,571	270,688	265,334	0.11%
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	0.00%	7.00%	12.22%	10/19/2026	$130,856	124,157	95,907	0.04%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	8/31/2023	$3,406,909	3,396,619	3,270,632	1.38%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/23/2026	$1,433,145	1,412,663	1,314,194	0.55%	F
								6,014,304	5,746,860	2.42%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(M)	1.00%	6.10%	11.26%	11/30/2026	$233,431	225,590	226,755	0.10%	F
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	11.01%	11/30/2026	$53,205	47,381	45,597	0.02%	F
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(M)	1.00%	5.75%	11.01%	11/30/2026	$3,975,538	3,904,169	3,861,837	1.62%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	11.04%	12/23/2026	$1,536,602	1,494,926	1,490,197	0.63%	F
								5,672,066	5,624,386	2.37%
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.35%	6/30/2028	$924,484	908,670	908,860	0.38%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.38%	6/30/2028	$167,627	161,229	161,192	0.07%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	10.35%	6/30/2028	$57,173	53,971	53,952	0.02%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	12.80%	4/26/2030	$1,988,125	1,954,715	1,739,609	0.73%	F
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	12.69%	5/14/2029	$3,000,000	2,979,867	2,931,000	1.23%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.38%	8/18/2028	$4,391,188	4,323,550	4,360,449	1.84%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.38%	8/18/2028	$87,878	87,878	79,713	0.03%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	11.99%	8/18/2028	$69,841	63,574	66,913	0.03%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.96%	2/17/2025	$4,272,200	4,223,339	4,186,756	1.77%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.96%	2/17/2025	$1,750,000	1,732,995	1,715,001	0.72%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.20%	9/30/2026	$1,445,586	1,436,624	1,425,782	0.60%	F
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	SOFR(M)	0.75%	6.75%	11.97%	8/4/2026	$438,158	436,340	418,441	0.18%
								18,362,752	18,047,668	7.60%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Real Estate Management & Development
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.72%	3/21/2027	$1,847,720	$1,816,852	$1,824,439	0.77%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	11.14%	3/2/2026	$2,800,000	2,800,000	2,769,200	1.17%	C/F
								4,616,852	4,593,639	1.94%
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Delayed Draw Term Loan	SOFR(S)	1.00%	7.25%	12.54%	4/8/2025	$483,350	478,582	478,517	0.20%	F
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	7.25%	12.81%	4/8/2025	$1,000,000	991,785	990,000	0.42%	F
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.68%	12.81%	4/8/2025	$3,516,650	3,488,231	3,481,483	1.47%	F
								4,958,598	4,950,000	2.09%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.66%	12/29/2027	$744,374	732,128	718,321	0.31%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.22%	12/29/2026	$166,823	138,737	149,055	0.06%	F
								870,865	867,376	0.37%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.72%	12/29/2025	$958,030	952,132	945,288	0.40%	F/I
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.75%	12/29/2025	$417,946	408,846	412,394	0.17%	F/I
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.19%	3/11/2027	$3,443,467	3,416,120	3,441,057	1.45%	F
Aras Corporation	First Lien 2021 add on Incremental Term Loan	LIBOR(Q)	1.00%	3.50% Cash + 3.25% PIK	11.99%	4/13/2027	$1,796,606	1,775,789	1,737,318	0.73%	F
Aras Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	11.66%	4/13/2027	$81,259	79,708	77,237	0.03%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.75%	13.03%	4/30/2026	$1,939,184	1,904,534	1,943,062	0.82%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	15.00%	4/30/2026	$260,749	256,032	260,749	0.11%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	LIBOR(Q)	0.75%	6.00%	11.41%	9/8/2027	$3,057,103	3,022,782	2,971,198	1.25%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.00%	11.79%	9/8/2027	$177,193	170,566	160,153	0.07%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	11.72%	9/8/2027	$246,890	244,160	239,839	0.10%	F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.76%	3/30/2029	$-	(5,378)	(3,588)	0.00%	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.76%	3/30/2029	$2,242,403	2,187,474	2,206,524	0.93%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.13%	8/30/2028	$-	(8,280)	(8,002)	0.00%	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 4.00% PIK	12.63%	8/30/2028	$3,509,670	3,439,991	3,442,986	1.45%	F
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.58%	5/6/2026	$611,185	606,338	604,584	0.25%	F/I
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.58%	5/6/2026	$611,185	606,743	604,584	0.25%	F/I
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.12%	7/9/2029	$1,827,364	1,796,852	1,815,120	0.76%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.10%	7/9/2029	$1,411,920	1,400,174	1,402,460	0.59%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.47%	7/9/2029	$-	(5,512)	(2,133)	0.00%	E/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	11.32%	10/23/2026	$735,019	730,118	716,644	0.30%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	11.20%	12/17/2027	$3,511,459	3,442,768	3,386,454	1.43%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	11.19%	12/17/2027	$188,194	180,642	170,328	0.07%	F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.19%	12/17/2027	$-	(3,758)	(8,933)	0.00%	E/F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.07%	8/7/2028	$2,796,125	2,734,048	2,730,416	1.15%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.35%	6/25/2029	$3,448,180	3,402,257	3,355,079	1.41%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.36%	6/25/2029	$12,857	10,154	7,166	0.00%	F
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.36%	6/25/2029	$52,694	49,987	47,003	0.02%	F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.02%	11/1/2027	$928,256	910,784	919,252	0.39%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(S)	0.75%	6.50%	11.37%	3/1/2028	$2,327,340	2,290,032	2,263,105	0.95%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.50%	11.37%	3/1/2028	$74,313	62,844	54,035	0.02%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.15%	9/15/2025	$932,814	923,246	904,269	0.38%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	10.36%	4/28/2028	$650,015	643,515	629,865	0.27%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.36%	4/28/2028	$174,204	169,871	160,770	0.07%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	8.85%	13.72%	4/28/2028	$-	(867)	(2,687)	0.00%	E/F/I

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(M)	1.00%	7.85%	12.95%	9/24/2026	$-	$(557)	$(553)	0.00%	E/F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.85%	12.95%	9/24/2026	$28,967	28,408	28,414	0.01%	F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.75%	14.70%	9/24/2026	$611,565	603,357	599,884	0.25%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.89%	3/31/2027	$1,519,185	1,499,391	1,491,840	0.63%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.89%	3/31/2027	$-	(2,038)	(2,926)	0.00%	B/E/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.29%	2/19/2029	$1,958,057	1,925,644	1,893,441	0.80%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	11.84%	2/19/2029	$244,757	236,887	228,603	0.10%	F
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.40%	2/19/2029	$-	(1,966)	(4,038)	0.00%	E/F
Tessian, Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.26%	3/15/2028	$996,730	977,564	977,792	0.41%	B/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.90%	11.14%	6/30/2028	$2,692,743	2,651,767	2,583,148	1.09%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90%	11.14%	6/30/2028	$738,197	722,731	696,037	0.29%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	LIBOR(Q)	1.00%	5.90%	11.14%	6/30/2028	$172,313	169,346	163,992	0.07%	F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.25%	11/22/2028	$2,969,105	2,915,784	2,960,198	1.25%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.25%	11/22/2028	$-	(13,237)	(2,208)	—	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.75%	11/22/2028	$-	(5,462)	(909)	0.00%	E/F
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.65%	12/21/2027	$2,380,246	2,345,573	2,258,854	0.95%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.65%	12/21/2027	$-	(8,304)	(28,333)	(0.01)%	E/F
Zilliant Incorporated	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	11.15%	12/21/2027	$-	(3,322)	(11,333)	—	E/F
								51,836,278	51,415,499	21.66%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	11.15%	7/2/2026	$2,782,297	2,746,992	2,562,495	1.08%	F
Supergoop, LLC	First Lien Term Loan	LIBOR(M)	0.75%	5.75%	10.95%	12/29/2028	$533,868	525,134	524,045	0.22%	F
Supergoop, LLC	Sr Secured Revolver	LIBOR(M)	0.75%	5.75%	10.92%	12/29/2028	$10,894	9,733	9,558	0.00%	F
								3,281,859	3,096,098	1.30%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.37%	2/17/2026	$94,286	92,997	92,966	0.04%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	11.79%	9/17/2026	$4,437,609	4,360,177	4,372,376	1.84%	B/F

Total Debt Investments - 109.79% of Net Assets								240,567,516	233,993,860	98.57%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					3/14/2032	26,332	-	12,502	0.01%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock					3/14/2032	13,166	-	10,069	0.00%	F/G/H
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	18,636	-	19,195	0.01%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	185,827	0.08%	B/F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	19	-	107,161	0.05%	B/F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares					11/23/2028	8	-	17,443	0.01%	B/F/G/H
								-	352,197	0.16%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	2,394	-	26,621	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock					8/27/2031	299	-	547	0.00%	B/F/G/H
								-	27,168	0.01%
Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units					3/6/2033	1,589	-	-	0.00%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	1,122	-	5,666	0.00%	F/G/H

Total Equity Securities - 0.18% of Net Assets								-	385,031	0.17%

Total Investments - 109.97% of Net Assets								240,567,516	234,378,891	98.74%

Cash and Cash Equivalents - 1.41% of Net Assets									3,001,860	1.26%

Total Cash and Investments - 111.38% of Net Assets									237,380,751	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2023

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $27,880,653 and $7,003,863 respectively, for the six months ended June 30, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2023 was $234,378,891 or 98.7% of total cash and investments of the Company. As of June 30, 2023, approximately 13.2% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	11.45%	4/15/2026	$913,532	$902,561	$913,532	0.42%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	11.39%	4/15/2026	$92,635	91,736	92,636	0.04%	F
								994,297	1,006,168	0.46%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	9.91%	11/20/2025	$1,891,226	1,773,604	1,380,595	0.64%

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	4/30/2027	$863,491	849,858	868,671	0.40%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	4/30/2027	$134,571	132,516	135,379	0.06%	F
								982,374	1,004,050	0.46%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	11.98%	8/31/2029	$1,076,305	1,062,280	1,000,964	0.46%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	11.98%	8/31/2029	$-	(1,151)	(12,893)	(0.01)%	E/F
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2028	$1,633,192	1,593,804	1,595,139	0.74%	F
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.49%	8/23/2028	$427,953	401,276	401,643	0.19%	F
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2027	$-	(6,195)	(6,130)	0.00%	E/F
								3,050,014	2,978,723	1.38%
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$1,300,323	1,274,316	1,253,511	0.58%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$-	(8,521)	(15,338)	(0.01)%	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$-	(4,261)	(7,669)	0.00%	E/F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	11.54%	11/23/2027	$1,413,970	1,384,007	1,367,309	0.63%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.50%	11.36%	11/23/2027	$1,946,671	1,897,095	1,860,545	0.86%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.12%	11/23/2027	$95,536	86,154	79,773	0.04%	F
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$993,187	980,246	971,337	0.45%	F
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$333,959	329,555	326,612	0.15%	F
								5,938,591	5,836,080	2.70%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	12.67%	12/14/2027	$1,030,010	1,009,560	1,009,410	0.47%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$2,983,631	2,911,890	2,909,040	1.34%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$-	(23,585)	(24,864)	(0.01)%	E/F
								3,897,865	3,893,586	1.80%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.09%	2/1/2028	$2,414,623	2,370,765	2,272,764	1.05%	D

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.05%	12/14/2029	$1,653,888	1,619,890	1,533,154	0.70%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	12.05%	12/14/2029	$153,411	150,305	142,212	0.07%	F
								1,770,195	1,675,366	0.77%
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.50%	13.91%	6/30/2026	$970,180	955,954	899,357	0.42%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.23%	3/15/2027	$3,131,544	$3,083,554	$3,103,842	1.44%	F
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	14.21%	4/30/2025	$4,000,000	4,024,940	3,860,000	1.78%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	0.00%	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$557,049	557,049	599,385	0.28%	B/F
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	15.73%	11/23/2025	$1,044,043	1,026,974	1,029,384	0.48%	B/F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.78%	9/15/2027	$-	(7,219)	(7,295)	0.00%	E/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.78%	9/14/2029	$4,175,771	4,085,666	4,084,740	1.89%	F
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.20%	10/15/2025	$2,687,893	2,701,631	2,497,052	1.15%	F
								15,472,595	15,167,108	7.02%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.42%	3/26/2026	$2,616,524	2,593,999	2,581,985	1.19%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	10.42%	3/26/2026	$-	-	(1,259)	0.00%	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$3,827,398	3,744,446	3,727,886	1.72%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$-	(8,977)	(10,864)	(0.01)%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.08%	8/29/2029	$-	(7,181)	(5,014)	0.00%	E/F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.83%	8/31/2028	$-	(7,104)	(8,691)	0.00%	E/F
Apex Group Treasury LLC	Second Lien Incremental Term Loan	LIBOR(Q)	0.50%	6.75%	11.48%	7/27/2029	$1,761,100	1,726,425	1,741,024	0.80%	C/F
Foreside Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	9.88%	9/30/2027	$583,866	573,053	566,933	0.26%	F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	9.57%	9/30/2027	$37,958	35,690	34,258	0.02%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.57%	9/30/2027	$-	(679)	(1,110)	0.00%	E/F
GC Agile Holdings Limited (Apex) (United Kingdom)	Second Lien Term Loan	LIBOR(Q)	0.50%	6.75%	11.48%	6/15/2026	$1,250,000	1,238,995	1,235,750	0.57%	B/F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$2,831,103	2,777,112	2,748,434	1.27%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$-	(14,837)	(23,021)	(0.01)%	E/F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	5.50%	8.62%	8/13/2026	$1,190,027	1,181,837	1,165,134	0.54%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	12.93%	7/5/2026	$2,723,829	2,685,204	2,653,009	1.23%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	10.44%	10/4/2027	$1,380,052	1,367,039	1,309,758	0.60%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00%	10.44%	10/4/2027	$-	(734)	(4,009)	0.00%	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	LIBOR(M)	0.75%	5.75%	10.13%	12/10/2027	$2,630,284	2,585,495	2,532,701	1.17%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	8.87%	12/10/2027	$-	(4,382)	(9,857)	0.00%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	13.91%	2/11/2025	$4,000,000	3,949,763	3,924,000	1.81%	B/F/I
								24,415,164	24,157,047	11.16%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	10.38%	12/29/2028	$1,793,110	1,760,484	1,722,462	0.80%	F

Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	LIBOR(S)	0.75%	5.75%	10.90%	10/25/2027	$1,769,855	1,739,983	1,674,283	0.77%	F
CBI-Gator Acquisition, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$-	(5,488)	(18,428)	(0.01)%	E/F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	5.75%	7.73%	10/25/2027	$112,861	110,277	103,381	0.05%	F
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.87%	8/19/2027	$46,535	44,361	42,486	0.02%	F
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.18%	8/19/2027	$2,543,416	2,519,003	2,499,161	1.15%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	11.68%	6/28/2028	$3,604,048	3,542,677	2,828,457	1.31%	F/I
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$1,508,222	1,480,720	1,460,110	0.68%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$-	(10,294)	(18,421)	(0.01)%	E/F
								9,421,239	8,571,029	3.96%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.54%	5/6/2027	$1,138,432	$1,121,823	$1,075,819	0.50%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	11.54%	5/6/2027	$-	(1,106)	(4,185)	0.00%	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.59%	5/3/2027	$3,325,794	3,269,261	3,192,762	1.47%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.59%	5/3/2027	$-	(3,548)	(9,782)	0.00%	E/F
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	11.74%	10/2/2028	$800,332	796,981	753,912	0.35%	F
								5,183,411	5,008,526	2.32%
Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	10.92%	10/2/2028	$373,853	361,204	351,798	0.16%	F
Alera Group, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.00%	10.42%	10/2/2028	$333,798	327,385	322,782	0.15%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2029	$2,189,891	2,148,174	2,100,105	0.97%	F
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$364,982	354,499	342,535	0.16%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2028	$-	(5,168)	(11,223)	(0.01)%	E/F
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$2,880,792	2,830,915	2,857,745	1.32%	F
Integrity Marketing Acquisition, LLC	Sr Secured Incremental Revolver	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$-	(220,950)	(23,046)	(0.01)%	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.21%	11/1/2028	$2,125,020	2,097,934	2,020,894	0.93%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	11.11%	11/1/2028	$790,238	777,844	749,361	0.35%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.00%	11.21%	11/1/2027	$590,283	583,048	561,360	0.26%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.12%	11/1/2028	$362,232	357,234	345,932	0.16%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	9.15%	11/1/2027	$-	(1,203)	(4,869)	0.00%	E/F
								9,610,916	9,613,374	4.44%
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.86%	8/22/2027	$843,157	835,131	831,352	0.38%	F
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	13.26%	10/25/2029	$2,853,861	2,801,791	2,568,475	1.20%
Civic Plus, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.25% Cash + 2.50% PIK	11.48%	8/25/2027	$956,817	940,269	931,270	0.43%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	LIBOR(Q)	0.75%	4.25% Cash + 2.50% PIK	11.48%	8/25/2027	$243,022	239,156	236,533	0.11%	F
Civic Plus, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	7.51%	8/25/2027	$-	(751)	(1,292)	0.00%	E/F
Civic Plus, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	7.51%	8/25/2027	$-	(780)	(1,166)	0.00%	E/F
Gympass US, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.00% Cash + 4.00% PIK	12.77%	7/8/2027	$766,168	759,138	753,143	0.35%	F
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% cash + 2.50% PIK	11.58%	6/8/2028	$4,550,178	4,465,712	4,445,069	2.06%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.58%	12/29/2028	$2,188,849	2,123,226	2,123,184	0.98%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.58%	12/30/2027	$-	(4,713)	(4,713)	0.00%	E/F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	12.67%	7/27/2029	$3,000,000	2,962,741	2,385,000	1.10%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	-	12.00%	12.00%	7/27/2028	$303,330	272,997	283,614	0.13%
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	11.83%	4/6/2027	$1,020,610	1,004,564	980,807	0.45%	F
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	9.92%	3/9/2028	$1,117,467	1,093,022	1,080,702	0.50%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.58%	8/16/2029	$1,632,483	1,600,730	1,583,019	0.73%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	10.58%	8/16/2028	$-	(2,486)	(3,856)	0.00%	E/F
Suited Connector, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	10.92%	12/1/2027	$1,343,027	1,319,710	1,077,107	0.50%	F
Suited Connector, LLC	Sr Secured Revolver	LIBOR(S)	1.00%	6.00%	10.98%	12/1/2027	$218,645	214,970	175,353	0.08%	F
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	10.92%	12/1/2027	$-	(5,382)	(64,938)	(0.03)%	E/F
Tahoe Finco, LLC (Talend)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	10.29%	10/1/2028	$4,481,637	4,404,306	4,329,710	2.00%	F
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	10.29%	10/1/2027	$-	(5,531)	(11,058)	(0.01)%	E/F
								25,017,820	23,697,315	10.96%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	PRIME	0.75%	5.25%	12.25%	12/29/2027	$2,590,503	$2,412,581	$2,411,758	1.12%	F
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$4,548,580	4,437,271	4,412,123	2.04%	F
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$-	(11,004)	(13,646)	(0.01)%	E/F
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	0.00%	8.00%	13.15%	5/28/2029	$3,000,000	2,975,089	2,775,000	1.28%	F
Idera, Inc.	Second Lien Term Loan	LIBOR(Q)	0.75%	6.75%	10.50%	3/2/2029	$1,137,871	1,130,925	944,433	0.44%	F
								8,532,281	8,117,910	3.75%
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	11.76%	5/25/2027	$1,048,616	1,013,182	1,034,197	0.48%	D

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$962,416	928,869	928,732	0.43%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$-	(2,793)	(2,807)	0.00%	E/F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$-	(4,470)	(4,491)	0.00%	E/F
								921,606	921,434	0.43%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	10/1/2027	$825,021	811,453	797,465	0.37%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	10.48%	10/1/2027	$-	(1,184)	(2,480)	0.00%	E/F
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	0.00%	7.00%	11.38%	10/19/2026	$130,856	123,347	97,978	0.05%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$3,424,072	3,382,571	3,266,565	1.50%	F
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$-	(13,187)	(49,864)	(0.02)%	E/F
Terraboost Media Operating Company, LLC	First Lien Term Loan	Fixed	1.00%	10.00%	8.14%	8/23/2026	$1,427,599	1,403,464	1,323,384	0.61%	F
								5,706,464	5,433,048	2.51%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.50%	10.06%	11/30/2026	$234,607	225,954	223,675	0.10%	F
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$265,627	258,494	252,851	0.12%	F
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$-	(6,634)	(12,796)	(0.01)%	E/F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$3,729,989	3,658,589	3,550,576	1.65%	F
								4,136,403	4,014,306	1.86%
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	9.82%	6/30/2028	$929,153	911,785	902,672	0.42%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.78%	6/30/2028	$168,469	161,437	157,606	0.07%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	9.82%	6/30/2028	$57,173	53,660	51,741	0.02%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	11.84%	4/26/2030	$1,988,125	1,950,823	1,835,701	0.85%
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	11.88%	5/14/2029	$3,000,000	2,975,981	2,877,000	1.33%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	11.52%	8/18/2028	$4,391,188	4,317,018	4,224,761	1.95%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	11.52%	8/18/2028	$-	(19,160)	(44,205)	(0.02)%	E/F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	11.02%	8/18/2028	$-	(6,872)	(15,850)	(0.01)%	E/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.19%	2/17/2025	$4,272,200	4,211,246	4,169,667	1.93%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.19%	2/17/2025	$1,750,000	1,728,525	1,708,000	0.79%	B/F
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	9.03%	9/30/2026	$1,452,943	1,445,196	1,419,004	0.66%	F
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	11.13%	8/4/2026	$438,158	435,925	420,632	0.19%	F
								18,165,564	17,706,729	8.18%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	9.05%	3/2/2026	$2,800,000	$2,800,000	$2,766,400	1.28%	C/F
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	10.94%	3/21/2027	$-	(45,127)	(48,041)	(0.02)%	E/F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	10.94%	3/21/2027	$1,847,720	1,814,206	1,814,462	0.84%	F
								4,569,079	4,532,821	2.10%
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	11.03%	4/8/2025	$4,483,350	4,438,477	4,451,967	2.06%	F
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.25%	10.94%	4/8/2025	$516,650	511,053	513,033	0.24%	F
								4,949,530	4,965,000	2.30%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	10.67%	12/29/2027	$753,979	740,746	715,650	0.33%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.42%	12/29/2026	$131,075	99,252	109,062	0.05%	F
								839,998	824,712	0.38%
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	11.88%	12/29/2025	$958,030	950,539	941,551	0.44%	F
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.44%	3/11/2027	$3,443,467	3,411,590	3,412,476	1.58%	F
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	10.94%	4/13/2027	$1,763,024	1,739,412	1,696,029	0.78%	F
Aras Corporation	Sr Secured Revolver	LIBOR(S)	1.00%	6.50%	9.50%	4/13/2027	$40,630	38,859	35,998	0.02%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.00%	4/30/2026	$1,964,301	1,922,786	1,911,265	0.88%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	14.25%	4/30/2026	$205,992	200,512	198,951	0.09%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$2,559,435	2,528,255	2,480,860	1.15%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	LIBOR(Q)	0.75%	6.01%	10.74%	9/8/2027	$497,668	491,108	482,390	0.22%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$119,382	112,004	100,766	0.05%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$93,324	90,347	85,621	0.04%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.25% Cash + 3.75% PIK	11.40%	8/30/2028	$3,815,832	3,734,405	3,686,094	1.70%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.90%	8/30/2028	$-	(8,029)	(12,851)	(0.01)%	E/F
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2026	$611,185	602,434	603,790	0.28%	F/I
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	11.55%	5/6/2026	$366,711	361,497	359,316	0.17%	F/I
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.46%	7/9/2029	$1,788,305	1,755,168	1,731,079	0.80%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.40%	7/9/2029	$1,381,603	1,355,844	1,337,392	0.62%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.83%	7/9/2029	$-	(5,964)	(10,190)	0.00%	E/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	10.69%	10/23/2026	$736,890	731,257	704,909	0.33%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.34%	12/17/2027	$3,457,323	3,381,276	3,353,603	1.55%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	10.28%	12/17/2027	$-	(8,309)	(15,056)	(0.01)%	E/F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.28%	12/17/2027	$-	(4,155)	(7,528)	0.00%	E/F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/7/2028	$2,796,125	2,728,636	2,701,616	1.25%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$3,448,180	3,398,714	3,344,735	1.55%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$-	(2,926)	(6,323)	0.00%	E/F
Kaseya, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$-	(2,926)	(6,323)	0.00%	E/F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	12.99%	11/1/2027	$913,314	895,162	895,048	0.41%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.50%	10.82%	3/1/2028	$2,284,015	2,243,072	2,210,013	1.02%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.04%	3/1/2028	$-	(12,659)	(23,795)	(0.01)%	E/F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.49%	9/15/2025	$932,814	920,552	909,120	0.42%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity / Expiration	Principal / Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.48%	4/28/2028	$650,015	$643,515	$627,915	0.29%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.48%	4/28/2028	$145,603	141,270	130,870	0.06%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.48%	4/28/2028	$-	(867)	(2,947)	0.00%	E/F/I
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.25%	11.38%	9/24/2026	$614,725	605,110	590,136	0.27%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.25%	3/31/2027	$1,507,752	1,485,105	1,480,612	0.68%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	12.25%	3/31/2027	$-	(2,308)	(2,926)	0.00%	B/E/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.29%	2/19/2029	$1,958,057	1,922,614	1,869,944	0.86%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	11.29%	2/19/2029	$244,757	236,168	222,729	0.10%	F
Smarsh, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.50%	11.29%	2/19/2029	$-	(2,146)	(5,507)	0.00%	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	6/30/2028	$2,706,475	2,660,977	2,545,710	1.18%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	6/30/2028	$741,955	729,589	697,883	0.32%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	10.48%	6/30/2028	$70,093	66,839	57,950	0.03%	F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$2,943,351	2,884,675	2,884,484	1.33%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$-	(14,449)	(14,717)	(0.01)%	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$-	(5,954)	(6,060)	0.00%	E/F
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	10.85%	12/21/2027	$2,325,359	2,287,128	2,181,187	1.01%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	6.00%	10.85%	12/21/2027	$-	(9,219)	(34,444)	(0.02)%	E/F
Zilliant Incorporated	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	10.35%	12/21/2027	$-	(3,687)	(13,778)	(0.01)%	E/F
								47,172,821	46,309,597	21.41%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	10.29%	7/2/2026	$2,941,719	2,897,409	2,803,458	1.30%	F
Supergoop, LLC	First Lien Term Loan	LIBOR(M)	0.75%	5.75%	10.13%	12/29/2028	$536,578	526,961	518,013	0.23%	F
Supergoop, LLC	Sr Secured Revolver	LIBOR(M)	0.75%	5.75%	10.13%	12/29/2028	$-	(1,260)	(2,513)	0.00%	E/F
								3,423,110	3,318,958	1.53%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	11.68%	2/17/2026	$94,286	92,793	90,891	0.04%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/17/2026	$4,460,192	4,373,462	4,319,250	2.00%	B/F

Total Debt Investments - 121.6% of Net Assets								218,924,162	212,884,161	98.43%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					3/14/2032	26,332	-	12,671	0.01%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock					3/14/2032	13,166	-	10,166	0.00%	F/G/H
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	18,636	-	103,802	0.05%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	235,592	0.10%	B/F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	19	-	107,429	0.05%	B/F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares					11/23/2028	8	-	16,323	0.01%	B/F/G/H
								-	485,983	0.22%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (Continued)
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	2,394	$-	$57,384	0.03%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock	8/27/2031	299	-	2,165	0.00%	B/F/G/H
				-	59,549	0.03%
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock	5/6/2032	827	3,203	3,506	0.00%	F/G/H

Total Equity Securities - 0.3% of Net Assets				3,203	549,038	0.25%

Total Investments - 121.9% of Net Assets				218,927,365	213,433,199	98.68%

Cash and Cash Equivalents - 1.6% of Net Assets					2,856,829	1.32%

Total Cash and Investments - 123.5% of Net Assets					216,290,029	100.00%

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

June 30, 2023

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

June 30, 2023

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

At June 30, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs (2)	9,112,692	—	9,112,692
3	Independent third-party valuation sources that employ significant unobservable inputs	224,881,168	385,031	225,266,199
Total		$233,993,860	$385,031	$234,378,891

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$216,373,502	Income approach	Discount rate	10.1% - 28.5% (13.0%)
	6,759,220	Market quotations	Indicative bid/ask quotes	1-2 (1)
	1,144,760	Market comparable companies	Revenue Multiples	0.6x (0.6x)
	603,686	Option Pricing Model	EBITDA/Revenue multiples	2.0x (2.0x)
			Implied volatility	65.0% (65.0%)
			Term	1.8 years (1.8 years)
Equity	385,031	Option Pricing Model	EBITDA/Revenue multiples	1.6x-15.3x (2.2x)
			Implied volatility	55.0%-65.0% (63.7%)
			Term	1 year-4.3 years (2.1 years)
$225,266,199

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$219,500,190	$426,727	$219,926,917
Net realized and unrealized gains (losses)	1,151,732	(41,696)	1,110,036
Acquisitions (1)	11,993,145	—	11,993,145
Dispositions	(5,926,605)	—	(5,926,605)
Transfers into Level 3 (2)	2,096,245	—	2,096,245
Transfers out of Level 3 (3)	(3,933,539)		(3,933,539)
Ending balance	$224,881,168	$385,031	$225,266,199
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,028,574	$(41,697)	$986,877

_______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes
(3)
Comprised of three investments that were transferred to Level 2 due to increased observable market activity

Changes in investments categorized as Level 3 during the six months ended June 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$202,878,661	$549,038	$203,427,699
Net realized and unrealized gains (losses)	804,274	(164,007)	640,267
Acquisitions (1)	28,086,246	—	28,086,246
Dispositions	(6,886,420)	—	(6,886,420)
Transfers into Level 3 (2)	3,931,946	—	3,931,946
Transfers out of Level 3 (3)	(3,933,539)	—	(3,933,539)
Ending balance	$224,881,168	$385,031	$225,266,199
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$626,328	$(164,007)	$462,321

____________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of three investments that were transferred from Level 2 due to reduced number of market quotes
(3)
Comprised of three investments that were transferred to Level 2 due to increased observable market activity

At December 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs (2)	10,005,500	—	10,005,500
3	Independent third-party valuation sources that employ significant unobservable inputs	202,878,661	549,038	203,427,699
Total		$212,884,161	$549,038	$213,433,199

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

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

_____________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes
(3)
Comprised of one investment that was transferred to Level 2 due to increased observable market activity

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$108,058,825	$650,891	$108,709,716
Net realized and unrealized gains (losses)	(2,580,184)	146,265	(2,433,919)
Acquisitions(1)	43,929,553	3,203	43,932,756
Dispositions	(4,448,715)	—	(4,448,715)
Transfers into Level 3 (2)	2,811,728	—	2,811,728
Transfers out of Level 3 (3)	(756,860)	—	(756,860)
Ending balance	$147,014,347	$800,359	$147,814,706
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,480,699)	$146,265	$(2,334,434)

_____________________________

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2023, included in cash and cash equivalents was $388,303 (0.2% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.94%. At December 31, 2022, included in cash and cash equivalents was $1,113,076 (0.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%. There was no restricted cash at June 30, 2023 or December 31, 2022.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2023 and December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at June 30, 2023 and December 31, 2022.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2022, the Company incurred $71,685 in organizational expenses. During the six months ended June 30, 2023, the Company did not incur any additional organizational expenses. From November 30, 2020 through June 30, 2023, the Company had incurred a total of $267,621 in offering costs, of which $191,795 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies (Continued)

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of June 30, 2023, the Company's cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three months and six months ended June 30, 2023 were $2,801,811. The Company’s cumulative performance exceeded the total return hurdle as of March 31, 2022 but did not exceed the total return hurdle as of June 30, 2022, and as such the Company recorded $0 in incentive fees for the three months ended June 30, 2022 and $201,710 for the six months ended June 30, 2022.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

3. Management Fees, Incentive Fees and Other Expenses (Continued)

Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three and six months ended June 30, 2023 were $0. Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three months ended June 30, 2022, were ($170,434) and ($165,778) for the six months ended June 30, 2022. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75.0 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 15, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 25 basis points (0.25%) per annum when the undrawn amount of the commitment is less than fifty percent (50%), and 30 basis points (0.30%) per annum when the unused portion is equal to or greater than fifty percent (50%).

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2023	2022
Interest expense	$1,394,671	$474,687
Amortization of deferred debt issuance costs	149,562	153,867
Commitment fees	34,850	43,491
Total	$1,579,083	$672,045

At June 30, 2023, there was $23.0 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.35%. At December 31, 2022, there was $37.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 3.94%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2023 and December 31, 2022, the estimated fair value of the outstanding debt approximated their carrying values.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

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

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2023	December 31, 2022
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/29/2029	999,324	1,086,379
Alcami Corporation	12/21/2028	208,524	208,524
Alera Group, Inc.	10/2/2028	135,527	294,478
Alpine Acquisition Corp II (48Forty)	11/30/2026	212,821	266,026
AmeriLife Holdings, LLC	8/31/2029	410,605	456,227
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2027	40,630	81,259
Avalara, Inc.	10/19/2028	454,858	454,858
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	N/A	54,757
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	433,244	644,621
CBI-Gator Acquisition, LLC	10/25/2027	9,405	403,964
Cherry Bekaert Advisory, LLC	6/30/2028	346,507	346,086
Civic Plus, LLC	8/25/2027	75,482	92,051
CSG Buyer, Inc. (Core States)	3/31/2028	639,097	639,097
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	N/A
Elevate Brands OpCo, LLC	3/15/2027	2,408,880	2,408,880
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	101,285	137,033
ESO Solutions, Inc.	5/3/2027	97,824	244,561
Foreside Financial Group, LLC	9/30/2027	112,852	127,908
Freedom Financial Network Funding, LLC	9/21/2027	N/A	994,544
Fusion Holding Corp. (Finalsite)	9/15/2027	340,879	340,879
Fusion Risk Management, Inc.	8/30/2028	421,160	377,961
Greystone Select Company II, LLC (Passco)	3/21/2027	N/A	2,668,930
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	788,388
GC Waves Holdings, Inc. (Mercer)	8/13/2026	32,361	54,633
Grey Orange Incorporated	5/6/2026	N/A	244,474
GTY Technology Holdings Inc.	7/9/2029	318,422	318,422
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	95,536	1,045,346
ICIMS, Inc.	8/18/2028	1,426,857	1,584,575
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	564,581	752,775
Integrity Marketing Acquisition, LLC	8/27/2025	2,880,792	2,880,792
Kaseya, Inc.	6/25/2029	356,002	421,554
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	660,425	734,415
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	432,329	N/A
Madison Logic Holdings, Inc.	12/30/2027	157,087	157,087
Oak Purchaser, Inc. (DaySmart)	4/28/2028	345,808	374,409
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	232,674	186,139
Oranje Holdco, Inc., KnowBe4, Inc.	2/1/2029	181,355	N/A
Oversight Systems, Inc.	9/24/2026	28,967	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	99,374	217,515
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	577,448	577,448
Pueblo Mechanical and Controls, LLC	8/23/2028	395,771	966,563
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	132,507
Security Services Acquisition Sub Corp. (Protos)	9/30/2026	N/A	3,678
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	1,211,157	1,211,157
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	162,541	162,541
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	N/A
Showtime Acquisition, LLC	8/7/2028	343,261	N/A
Smarsh, Inc.	2/19/2029	367,136	367,136
Streamland Media Midco LLC	8/31/2023	N/A	1,083,996
Suited Connector, LLC	12/1/2027	N/A	327,967
Supergoop, LLC	12/29/2028	61,734	72,628
Tahoe Finco, LLC (Talend)	10/1/2027	336,123	336,123
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	184,181	184,181
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	329,801	134,346
Wealth Enhancement Group, LLC	10/4/2027	1,019,730	1,703,089
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zendesk Inc.	11/22/2028	1,038,830	1,038,830
Zilliant Incorporated	12/21/2027	777,778	777,778
Total Unfunded Balances		$23,323,600	$31,680,894

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2023 and December 31, 2022, amounts reimbursable to the Advisor totaled $38,606 and $285,287 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2023 and 2022, $152,373 and $201,385 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of June 30, 2023, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of June 30, 2023, $215.7 million (71.7% of total commitments) had been called. During the six months ended June 30, 2023, the Company issued 3,378,254 shares, with an average purchase price of $10.39 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the six months ended June 30, 2023 and 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
				$0.27	$5,491,790

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
				$0.12	$1,401,289

8. Subsequent Events

On July 27, 2023, the Company’s Board of Directors declared a third quarter dividend in the amount of $3,643,661, or approximately $0.17 per share, payable on September 29, 2023 to stockholders of record as of the close of business on September 15, 2023.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

9. Financial Highlights

The financial highlights below show the Company's results of operations for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Per Common Share
Per share NAV at beginning of period	$10.03	$10.34

Investment operations: (1)
Net investment income	0.51	0.39
Net realized and unrealized gain (loss)	(0.04)	(0.26)
Total from investment operations	0.47	0.13
Dividends to common shareholders	(0.27)	(0.12)
Per share NAV at end of period	$10.23	$10.35

Total return based on net asset value: (2)	4.69%	1.26%

Shares outstanding at end of period	20,837,830	11,706,673
Ratios to average net asset value: (3)
Net investment income	11.02%	1.80%
Expenses before incentive fee (4)	3.27%	3.69%
Expenses and incentive fee (5)	4.73%	3.72%

Ending net asset value	$213,137,545	$121,178,414
Portfolio turnover rate	3.1%	3.4%
Weighted-average debt outstanding	$41,366,906	$36,665,249
Weighted-average interest rate on debt	7.0%	2.8%
Weighted-average number of shares of common stock	18,577,106	9,735,334
Weighted-average debt per share	$2.23	$3.77

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2023

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last three fiscal years and the period ended June 30, 2023.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of June 30, 2023 (Unaudited)	$110,000	$10,187	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
As of June 30, 2023 (Unaudited)	$23,000,000	$10,236	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2023

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
PerchHQ, LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
PerchHQ, LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2023, 86.8% of our total assets were invested in qualifying assets.

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

As of June 30, 2023, none of our investments were categorized as Level 1, 3.9% were categorized as Level 2 and 96.1% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended June 30, 2023, we invested approximately $11.7 million, comprised of investments in 2 new and 3 existing portfolio companies. Of these investments, $11.7 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $5.9 million in proceeds from sales or repayments of investments during the three months ended June 30, 2023.

During the six months ended June 30, 2023, we invested approximately $27.9 million, comprised of investments in 9 new and 7 existing portfolio companies. Of these investments, $27.9 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $7.0 million in proceeds from sales or repayments of investments during the six months ended June 30, 2023.

At June 30, 2023, our investment portfolio of $234.4 million (at fair value) consisted of 107 portfolio companies and was invested 99.8% in senior secured loans and 0.2% in equity investments. Our average portfolio company investment at fair value was approximately $2.2 million. Our largest portfolio company investment by value was approximately 2.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 10.7% of our portfolio at June 30, 2023.

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

The industry composition of our portfolio at fair value at June 30, 2023 was as follows:

Industry	Percent of Total Investments
Software	21.9%
Diversified Financial Services	12.0%
Internet Software & Services	9.8%
Professional Services	7.7%
Diversified Consumer Services	6.6%
IT Services	6.0%
Insurance	4.3%
Health Care Providers & Services	3.7%
Construction & Engineering	2.5%
Media	2.5%
Paper & Forest Products	2.4%
Health Care Technology	2.2%
Road & Rail	2.1%
Consumer Finance	2.1%
Real Estate Management & Development	2.0%
Wireless Telecommunication Services	1.9%
Commercial Services & Supplies	1.5%
Specialty Retail	1.3%
Hotels, Restaurants & Leisure	1.1%
Internet & Catalog Retail	1.0%
Other	5.4%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 13.2% at June 30, 2023 and 12.3% at December 31, 2022. At June 30, 2023, 99.5% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.5% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.5% at June 30, 2023. No debt investments in the portfolio company were on non-accrual status as of June 30, 2023. At December 31, 2022, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.2% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of December 31, 2022.

Results of operations

Investment income

Investment income totaled $8.0 million and $3.3 million, respectively, for the three months ended June 30, 2023 and 2022, of which $8.0 million and $3.3 million were attributable to interest and fees on our debt investments, and $0.0 million and $0.0 million to other income, respectively. The increase in investment income in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily reflects the increase in interest income due to the increase in portfolio size and the rise in LIBOR/SOFR rates.

Investment income totaled $15.1 million and $5.8 million, respectively, for the six months ended June 30, 2023 and 2022, of which $15.1 million and $5.8 million were attributable to interest and fees on our debt investments, and $0.0 million and $0.0 million to other income, respectively. The increase in investment income in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily reflects the increase in interest income due to the increase in portfolio size and the rise in LIBOR/SOFR rates.

Expenses

Total operating expenses for the three months ended June 30, 2023 and 2022 were $4.4 million and $0.8 million, respectively, comprised of $2.8 million and $0.0 million in incentive fees earned, $0.7 million and $0.4 million in interest and other debt expenses, $0.5 million and $0.3 million in management fees, $0.1 million and $0.1 million in administrative expenses, $0.1 million and $0.1 million in professional fees, $0.0 million and $(0.1) million in accrued incentive fee on capital gains and $0.1 million, and $0.1 million in other expenses, respectively. The increase in expenses in the three months ended June 30, 2023 compared to the three months ended

June 30, 2022 primarily reflects an increase in incentive fees earned and increase in interest expense due to the rise in LIBOR/SOFR rates during the three months ended June 30, 2023.

Total operating expenses for the six months ended June 30, 2023 and 2022 were $5.9 million and $1.9 million, respectively, comprised of $2.8 million and $0.2 million in incentive fees earned, $1.6 million and $0.7 million in interest and other debt expenses, $1.0 million and $0.6 million in management fees, $0.2 million and $0.2 million in administrative expenses, $0.1 million and $0.2 million in professional fees, $0.0 million and $(0.2) million in accrued incentive fees on capital gains and $0.2 million and $0.1 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily reflects an increase in incentive fees earned and an increase in interest expense due to the rise in LIBOR/SOFR rates during the six months ended June 30, 2023.

Net investment income (loss)

Net investment income was $3.6 million and $2.5 million respectively, for the three months ended June 30, 2023 and 2022. The increase in net investment income reflects higher investment income, partially offset by higher operating expenses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Net investment income was $9.1 million and $3.9 million respectively, for the six months ended June 30, 2023 and 2022. The increase in net investment income reflects higher investment income, partially offset by higher operating expenses during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2023 and 2022 was $0.0 million and $0.0 million, respectively.

Net realized gain (loss) for the six months ended June 30, 2023 and 2022 was $(0.0) million and $0.0 million, respectively.

For the three months ended June 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $0.1 million and $(2.7) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2023 was primarily driven by a $0.2 million unrealized gain from our investment in JP Intermediate (Juice Plus) and $0.2 million in unrealized gains from our investment in Avalara Inc., offset by $(0.5) million in unrealized losses from our investment in Astra Acquisition Corporation and $(0.3) million in unrealized losses from our investment in Magenta Buyer (McAfee). The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2022 was primarily driven by $0.1 million unrealized gain on our investment in Elevate, offset by $(0.4) million unrealized losses from our investment in Magenta Buyer (McAfee), $(0.2) million unrealized losses from our investment in Consilio as well as unrealized losses across the portfolio from widening market spreads.

For the six months ended June 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $(0.7) million and $(3.0) million, respectively. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2023 was primarily driven by a $1.0 million in unrealized losses from our investment in Astra Acquisition Corporation and $0.5 million unrealized losses from our investment in Magenta Buyer (McAfee), partially offset by $0.1 million in unrealized gains from our investment in iCIMS, Inc. and $0.2 in unrealized gains from our investment in Avalara Inc. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2022 was primarily driven by $0.2 million unrealized losses from our investment in Juice Plus, $0.2 million unrealized losses from our investment in Consilio, partially offset by $0.2 million unrealized gains from our investment in Razor Group and $0.1 million from our investment in Elevate, as well as unrealized losses across the portfolio from tightening market spreads.

Incentive compensation

Incentive fees for the three and six months ended June 30, 2023 were $2.8 million and were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three and six months ended June 30, 2023.

For the six months ended June 30, 2022, $0.2 millon in incentive fees earned were payable due to our performance exceeding the cumulative total return threshold. In addition, we reversed the accrual of $(0.2) million as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred or paid in the three months ended June 30, 2023 or 2022. Excise tax of $1,809 was incurred in the six months ended June 30, 2023.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $3.7 million and $(0.2) million respectively, for the three months ended June 30, 2023 and 2022.

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $8.4 million and $0.9 million respectively, for the six months ended June 30, 2023 and 2022.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Shares Issued	3,378,254	3,334,694
Average Price Per Share	$10.39	$10.52
Proceeds (1)	$35,085,445	$35,080,984

(1)
Net of offering costs of $32,222 and $35,683 for the six months ended June 30, 2023 and 2022.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, secured by the unfunded equity commitments of the Company’s investors. On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 16, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 25 basis points (0.25%) per annum when the undrawn amount of the commitment is less than fifty percent (50%), and 30 basis points (0.30%) per annum when the unused portion is equal to or greater than fifty percent (50%). At June 30, 2023, there was $23.5 million drawn on the Capital Call Facility.

Total debt outstanding as of June 30, 2023 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2023, the Company’s asset coverage ratio was 1,019%.

Net cash used in operating activities during the six months ended June 30, 2023 was $(10.5) million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $(20.5) million, and net investment income (net of non-cash income and expenses) of approximately $10.0 million.

Net cash provided by financing activities was $10.7 million during the six months ended June 30, 2023, consisting of $35.1 million proceeds from shares of common stock sold, offset by $14.5 million credit facility repayments (net of draws) and $9.8 million in dividends paid to shareholders.

At June 30, 2023, we had $3.0 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the six months ended June 30, 2023 and 2022. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV for Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
				$0.27	$5,491,790

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
				$0.12	$1,401,289

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

Recent Developments

From July 1, 2023 through August 1, 2023, the Company has invested approximately $3.7 million primarily in 2 new senior secured loans as well as 3 senior secured loans to existing portfolio companies with an effective yield of approximately 12.5%.

On July 27, 2023, the Company’s Board of Directors declared a third quarter dividend in the amount of $3,643,661, or approximately $0.17 per share, payable on September 29, 2023 to stockholders of record as of the close of business on September 15, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2023, 99.5% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of June 30, 2023, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$6,697,341	$0.32
Up 200 basis points	4,464,894	0.21
Up 100 basis points	2,232,447	0.11
Down 100 basis points	(2,232,447)	(0.11)
Down 200 basis points	(4,464,894)	(0.21)
Down 300 basis points	(6,697,341)	(0.32)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2023, we are currently not a party to any pending material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

On June 15, 2023, the Company issued 1,427,979 shares of Common Stock for the aggregate purchase price of approximately $15,036,619. Refer to the Schedule 13D/A filed by Public Institution for Social Security with the SEC on June 20, 2023 for more information about 1,423,235 shares of the unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or Section 16 officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock Direct Lending Corp.

Date: August 3, 2023	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: August 3, 2023	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer