Form 10-Q
period 2023-09-30
BlackRock Direct Lending Corp.
filed 2023-11-02
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2023, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on November 2, 2023 was 22,265,809.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $258,647,857 and $218,927,364, respectively)	$253,455,024	$213,433,199
Total investments (cost of $258,647,857 and $218,927,364, respectively)	253,455,024	213,433,199

Cash and cash equivalents	5,272,785	2,856,829
Interest receivable	2,732,936	1,856,577
Deferred debt issuance costs	69,192	141,719
Deferred offering costs	62,445	107,049
Prepaid expenses and other assets	87,596	259,214
Total assets	261,679,978	218,654,587

Liabilities
Debt (net of deferred issuance costs of $14,762 and $15,167, respectively)	27,595,238	37,594,833
Payable for investments purchased	1,011,696	272,997
Incentive fees payable (Note 3)	863,801	—
Interest and debt related payables	97,996	113,192
Reimbursements due to the Advisor	89,796	285,287
Dividend payable	—	4,350,000
Management fees payable	—	445,634
Accrued expenses and other liabilities	483,143	483,168
Total liabilities	30,141,670	43,545,111

Commitments and contingencies (Note 5)

Net assets	$231,538,308	$175,109,476

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 22,265,809 and 17,459,576 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$22,266	$17,460
Paid-in capital in excess of par	230,419,294	180,302,036
Distributable earnings (loss)	1,096,748	(5,210,020)
Total net assets	231,538,308	175,109,476
Total liabilities and net assets	$261,679,978	$218,654,587

Net assets per share	$10.40	$10.03

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment income	2023	2022	2023	2022
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$7,814,279	$4,521,415	$22,366,212	$10,135,998
PIK income:
Non-controlled, non-affiliated investments	562,163	—	1,044,504	148,344
Other income:
Non-controlled, non-affiliated investments	10,477	109,630	47,501	154,719
Total investment income	8,386,919	4,631,045	23,458,217	10,439,061

Operating expenses
Incentive fees earned	863,801	—	3,665,612	201,710
Interest and other debt expenses	551,056	564,184	2,130,139	1,236,229
Management fees	538,315	358,236	1,534,640	935,864
Professional fees	188,113	94,765	312,867	293,123
Administrative expenses	71,844	84,796	224,217	286,181
Director fees	31,000	40,000	94,500	121,000
Custody and transfer agent fees	19,207	14,609	55,590	38,128
Insurance expense	10,381	6,896	23,949	20,464
Incentive fees on capital gains (1)	—	—	—	(165,778)
Other operating expenses	66,594	80,628	234,644	183,510
Total operating expenses	2,340,311	1,244,114	8,276,158	3,150,431

Net investment income before taxes	6,046,608	3,386,931	15,182,059	7,288,630

Excise tax expense	—	—	1,809	—
Net investment income	6,046,608	3,386,931	15,180,250	7,288,630

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(34,595)	—	(39,363)	4,041
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	995,792	(1,108,735)	301,332	(4,118,114)
Net realized and unrealized gain (loss)	961,197	(1,108,735)	261,969	(4,114,073)

Net increase (decrease) in net assets from operations	$7,007,805	$2,278,196	$15,442,219	$3,174,557

Earnings per share (2)	$0.33	$0.18	$0.80	$0.31

Basic and diluted weighted average shares outstanding	21,008,566	13,174,056	19,396,499	10,894,171

(1)
Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and nine months ended September 30, 2023 and 2022 (see Note 3).
(2)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476
Issuance of common stock	1,950,275	1,950	20,064,717	—	20,066,667
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,489,981	5,489,981
Net realized and unrealized gain	—	—	—	(796,746)	(796,746)
Balance at March 31, 2023	19,409,851	$19,410	$200,348,912	$(516,785)	$199,851,537

Issuance of common stock	1,427,979	1,428	15,048,572	—	15,050,000
Offering costs charged to paid-in capital	—	—	(13,381)	—	(13,381)
Net investment income	—	—	—	3,643,661	3,643,661
Net realized and unrealized gain	—	—	—	97,518	97,518
Dividends paid to common shareholders	—	—	—	(5,491,790)	(5,491,790)
Balance at June 30, 2023	20,837,830	$20,838	$215,384,103	$(2,267,396)	$213,137,545

Issuance of common stock	1,427,979	1,428	15,048,572	—	15,050,000
Offering costs charged to paid-in capital	—	—	(13,381)	—	(13,381)
Net investment income	—	—	—	6,046,608	6,046,608
Net realized and unrealized gain	—	—	—	961,197	961,197
Dividends paid to common shareholders	—	—	—	(3,643,661)	(3,643,661)
Balance at September 30, 2023	22,265,809	$22,266	$230,419,294	$1,096,748	$231,538,308

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358
Net investment income	—	—	—	1,403,289	1,403,289
Net realized and unrealized gain	—	—	—	(275,229)	(275,229)
Balance at March 31, 2022	8,371,979	$8,372	$85,083,664	$2,638,382	$87,730,418

Issuance of common stock	3,334,694	3,335	35,113,332	—	35,116,667
Offering costs charged to paid-in capital	—	—	(35,683)	—	(35,683)
Net investment income	—	—	—	2,498,410	2,498,410
Net realized and unrealized gain	—	—	—	(2,730,109)	(2,730,109)
Dividends paid to common shareholders	—	—	—	(1,401,289)	(1,401,289)
Balance at June 30, 2022	11,706,673	$11,707	$120,161,313	$1,005,394	$121,178,414

Issuance of common stock	2,872,325	2,872	30,097,128	—	30,100,000
Offering costs charged to paid-in capital	—	—	(26,762)	—	(26,762)
Net investment income	—	—	—	3,386,931	3,386,931
Net realized and unrealized gain	—	—	—	(1,108,735)	(1,108,735)
Dividends paid to common shareholders	—	—	—	(2,500,426)	(2,500,426)
Balance at September 30, 2022	14,578,998	$14,579	$150,231,679	$783,164	$151,029,422

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$15,442,219	$3,174,557
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	39,363	(4,041)
Change in net unrealized (appreciation)/depreciation of investments	(301,332)	4,118,114
Net amortization of investment discounts and premiums	(989,279)	(699,025)
Amortization of deferred debt issuance costs	172,932	232,076
Interest and dividend income paid in kind	(1,044,504)	(148,344)
Changes in assets and liabilities:
Purchases of investments	(53,380,550)	(90,895,904)
Proceeds from disposition of investments	15,654,479	9,475,597
Decrease (increase) in interest receivable	(876,359)	(410,306)
Decrease (increase) in prepaid expenses and other assets	171,618	(91,075)
Increase (decrease) in management fees payable	(445,634)	358,236
Increase (decrease) in reimbursements due to the Advisor	(195,491)	127,601
Increase (decrease) in interest and debt related payables	(15,196)	69,835
Increase (decrease) in incentive fees payable	863,801	(304,622)
Increase (decrease) in accrued capital gains incentive fees	—	(165,778)
Increase (decrease) in payable for investments purchased	738,699	(10,366,640)
Increase (decrease) in accrued expenses and other liabilities	(25)	134,552
Net cash provided by (used in) operating activities	(24,165,259)	(85,395,167)

Financing activities
Draws on credit facilities	39,500,000	90,000,000
Repayments on credit facilities	(49,500,000)	(62,000,000)
Proceeds from shares of common stock sold	50,166,667	65,216,667
Payments of debt issuance costs	(100,000)	—
Dividends paid in cash to stockholders	(13,485,452)	(3,901,715)
Net cash provided by (used in) financing activities	26,581,215	89,314,952

Net increase (decrease) in cash and cash equivalents (including restricted cash)	2,415,956	3,919,785
Cash and cash equivalents (including restricted cash) at beginning of period	2,856,829	1,957,486
Cash and cash equivalents (including restricted cash) at end of period	$5,272,785	$5,877,271

Supplemental cash flow information
Interest payments	$1,913,891	$934,318
Excise tax payments	$1,809	—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	12.18%	4/15/2026	$840,124	$832,394	$818,280	0.32%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	6.75%	12.18%	4/15/2026	$92,635	91,931	90,227	0.03%	F
								924,325	908,507	0.35%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	11.13%	11/20/2025	$1,654,446	1,574,937	1,202,782	0.46%	F

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.49%	4/30/2027	$859,400	848,035	826,742	0.32%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.49%	4/30/2027	$130,065	128,407	125,122	0.05%	F
								976,442	951,864	0.37%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.82%	8/31/2029	$1,076,305	1,063,208	1,021,414	0.39%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.38%	8/23/2028	$1,620,913	1,587,121	1,594,816	0.62%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	8/23/2028	$887,070	862,889	868,980	0.34%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	PRIME	0.75%	5.00%	13.50%	8/23/2027	$88,451	83,114	84,232	0.03%	F
								3,596,332	3,569,442	1.38%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.77%	2/1/2030	$757,914	736,946	745,787	0.29%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.79%	2/1/2030	$43,748	35,333	38,807	0.01%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.77%	2/1/2029	$-	(3,304)	(1,976)	0.00%	E/F
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$1,290,497	1,264,686	1,236,296	0.48%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$-	(8,521)	(17,895)	(0.01)%	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$-	(4,261)	(8,947)	0.00%	E/F
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	0.00%	5.25%	10.80%	12/29/2025	$322,142	316,944	316,504	0.12%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.02%	11/23/2027	$1,403,291	1,377,481	1,358,386	0.53%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	12.02%	11/23/2027	$1,964,271	1,930,163	1,901,414	0.73%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	12.01%	11/23/2027	$382,144	373,939	366,858	0.14%	F
Vortex Finance Sub, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.32%	8/31/2029	$191,072	179,255	179,099	0.07%	F
Vortex Finance Sub, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.33%	8/31/2029	$23,722	19,425	19,368	0.01%	F
Vortex Finance Sub, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.32%	8/31/2029	$822,334	804,102	803,831	0.31%	F
								7,022,188	6,937,532	2.68%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.67%	12/14/2027	$1,010,697	992,404	992,505	0.38%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.54%	9/21/2027	$2,983,631	2,919,111	2,879,204	1.12%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.20%	9/21/2027	$994,544	973,849	959,735	0.37%	F
								4,885,364	4,831,444	1.87%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	11.90%	2/1/2028	$3,364,050	3,252,383	3,268,730	1.26%	D

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.07%	12/14/2029	$1,653,888	1,622,031	1,470,307	0.57%	F
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	13.07%	12/14/2029	$153,411	152,035	136,382	0.05%	F
								1,774,066	1,606,689	0.62%
Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.50% Cash + 3.00% PIK	15.15%	6/30/2026	$970,146	958,777	884,773	0.34%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.47%	4/30/2025	$4,150,811	$4,166,800	$4,005,532	1.54%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	-	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$571,857	571,857	574,144	0.22%	B/F
SellerX Germany GmbH & Co. KG (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$1,072,432	1,059,395	1,072,432	0.41%	B/F
SellerX Germany GmbH & Co. KG (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$3,098,226	3,056,662	3,098,226	1.20%	B/F
SellerX Germany GmbH & Co. KG (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$-	-	-	0.00%	B/F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.72%	9/15/2027	$-	(6,083)	(4,977)	0.00%	E/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.72%	9/14/2029	$4,144,453	4,063,530	4,083,530	1.58%	F
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	11.50% PIK	16.95%	10/15/2025	$2,687,893	2,697,476	2,058,926	0.80%	F/J
								15,609,637	14,887,813	5.75%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.42%	3/26/2026	$2,576,194	2,559,004	2,523,897	0.98%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.42%	3/26/2026	$-	-	(1,936)	0.00%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.62%	8/29/2029	$417,838	409,544	421,181	0.16%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.89%	8/29/2029	$268,218	262,937	270,901	0.10%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.64%	8/31/2028	$-	(5,608)	-	0.00%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.89%	8/29/2029	$-	(16,906)	6,012	0.00%	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.91%	8/29/2029	$442,261	429,360	446,683	0.17%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.64%	8/29/2029	$3,383,869	3,317,606	3,410,940	1.33%	F
Apex Group Treasury LLC	Second Lien Incremental Term Loan	SOFR(Q)	0.50%	7.01%	12.39%	7/27/2029	$3,011,100	2,970,091	2,980,086	1.15%	C/F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	10.81%	9/30/2027	$43,061	41,111	41,275	0.02%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	10.79%	9/30/2027	$9,952	9,375	9,416	0.00%	F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	10.82%	9/30/2027	$579,147	569,708	571,039	0.22%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.28%	8/21/2028	$788,388	775,035	772,699	0.30%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.50%	11.87%	8/19/2028	$3,728,262	3,653,826	3,662,347	1.42%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.52%	12/10/2027	$-	(3,724)	(7,731)	0.00%	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.52%	12/10/2027	$2,610,358	2,573,028	2,534,397	0.98%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.10%	11.42%	8/11/2028	$25,452	25,145	25,258	0.01%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.42%	8/11/2028	$1,200,033	1,188,722	1,192,832	0.46%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.61%	13.93%	7/5/2026	$4,030,637	3,964,013	3,950,024	1.52%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.25%	10.77%	10/4/2027	$2,054,910	2,043,115	2,017,103	0.78%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.26%	10/4/2027	$-	(619)	(2,146)	0.00%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	9.25%	14.68%	2/11/2025	$4,000,000	3,966,932	3,892,000	1.50%	B/F/I
								28,731,695	28,716,277	11.10%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	11.42%	12/29/2028	$1,779,560	1,748,878	1,731,690	0.67%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(S)	1.00%	6.00%	11.34%	10/25/2027	$1,760,917	$1,735,637	$1,634,131	0.63%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(S)	0.75%	6.00%	11.47%	10/25/2027	$156,751	154,507	145,465	0.06%	F
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.99%	8/19/2027	$-	(1,824)	-	0.00%	E/F
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.99%	8/19/2027	$2,418,354	2,398,833	2,434,073	0.94%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.49%	6/28/2028	$3,673,315	3,617,045	3,034,158	1.16%	F/I
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$1,496,853	1,472,871	1,467,665	0.57%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$-	(8,860)	(11,260)	—	E/F
								9,368,209	8,704,232	3.36%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2027	$1,132,726	1,118,513	1,108,938	0.43%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2027	$-	(916)	(1,598)	0.00%	E/F
ESO Solutions, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.00%	12.40%	5/3/2027	$3,325,794	3,278,522	3,216,043	1.25%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.33%	5/3/2027	$146,737	143,733	138,666	0.05%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.37%	10/2/2028	$800,332	797,354	783,525	0.30%	F
								5,337,206	5,245,574	2.03%
Hotels, Restaurants & Leisure
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$2,663,136	2,589,996	2,614,401	1.01%	F
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$-	(4,051)	(2,792)	0.00%	E/F
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$-	(5,058)	(3,490)	—	E/F
								2,580,887	2,608,119	1.01%
Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.92%	10/2/2028	$528,801	519,901	528,801	0.20%	F
Alera Group, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.60%	11.92%	10/2/2028	$331,288	325,620	331,288	0.13%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	11.08%	8/31/2029	$2,173,467	2,135,210	2,151,732	0.83%	F
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.62%	8/31/2029	$362,244	352,729	356,797	0.14%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	10.99%	8/31/2028	$45,623	41,105	42,885	0.02%	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.92%	8/27/2026	$2,859,222	2,817,790	2,859,222	1.11%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.08%	8/31/2030	$-	(163,716)	-	—	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.11%	11.43%	11/1/2028	$2,108,922	2,085,543	2,087,831	0.81%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan D	SOFR(M)	0.75%	6.50%	11.82%	7/19/2030	$-	(3,082)	950	0.00%	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.82%	7/19/2030	$158,340	155,177	159,290	0.06%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	11.43%	11/1/2028	$899,605	888,730	890,609	0.34%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.43%	11/1/2027	$585,812	579,705	579,953	0.22%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.43%	11/1/2028	$359,502	355,158	355,907	0.14%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	SOFR(M)	0.75%	6.11%	11.43%	11/1/2027	$-	(1,017)	(994)	0.00%	E/F
								10,088,853	10,344,271	4.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.91%	8/22/2027	$1,856,341	$1,839,271	$1,822,927	0.70%	F
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	8.88%	14.53%	10/25/2029	$2,853,861	2,807,322	2,037,657	0.79%
Civic Plus, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.15% Cash + 2.50% PIK	12.07%	8/25/2027	$975,140	960,495	968,607	0.37%	F
Civic Plus, LLC	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.42%	8/25/2027	$7,364	6,072	6,747	0.00%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	SOFR(Q)	0.75%	4.25% Cash + 2.50% PIK	12.07%	8/25/2027	$247,676	244,251	246,016	0.10%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.90%	8/29/2029	$-	(9,270)	(9,410)	0.00%	E/F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.90%	8/29/2029	$4,140,263	4,037,487	4,036,756	1.56%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.45%	7/8/2027	$790,136	784,126	786,185	0.30%	F
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% Cash + 2.50% PIK	12.34%	6/8/2028	$4,636,988	4,561,170	4,500,661	1.74%	F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.25%	13.88%	7/27/2029	$3,000,000	2,965,093	1,447,500	0.56%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	-	12.00%	12.00%	7/27/2028	$591,275	541,298	481,889	0.19%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.12%	2/1/2029	$1,450,838	1,417,921	1,449,387	0.56%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.12%	2/1/2029	$-	(4,041)	(181)	0.00%	E/F
Pluralsight, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	8.00%	13.45%	4/6/2027	$1,020,610	1,006,602	984,889	0.38%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.58%	8/16/2029	$1,632,483	1,603,845	1,631,503	0.63%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.58%	8/16/2028	$-	(2,157)	(305)	0.00%	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00% Cash + 2.00% PIK	13.31%	12/1/2027	$1,356,794	1,335,514	900,911	0.35%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.00% Cash + 2.00% PIK	13.36%	12/1/2027	$223,740	220,455	148,564	0.06%	F
Tahoe Finco, LLC (Talend)	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.42%	10/1/2028	$4,481,637	4,412,823	4,273,689	1.65%	F
Tahoe Finco, LLC (Talend)	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.42%	10/1/2027	$-	(4,815)	(13,210)	(0.01)%	E/F
								28,723,462	25,700,782	9.93%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.77%	12/29/2027	$2,571,074	2,415,952	2,396,241	0.93%	F

IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	10/19/2028	$4,548,580	$4,450,285	$4,607,711	1.78%	F
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.64%	10/19/2028	$-	(9,593)	-	—	E/F
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	0.00%	8.00%	13.43%	5/28/2029	$3,000,000	2,978,630	2,844,000	1.10%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.87%	5/13/2030	$-	(9,199)	(3,108)	0.00%	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.87%	5/13/2030	$3,885,090	3,789,067	3,854,009	1.49%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.39%	12/29/2028	$2,177,905	2,116,572	2,132,169	0.82%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.39%	12/30/2027	$-	(4,012)	(3,299)	0.00%	E/F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.27%	2/4/2029	$1,137,871	1,132,075	1,080,978	0.42%
								14,443,825	14,512,460	5.61%
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	12.26%	5/25/2027	$1,040,711	1,010,710	1,044,354	0.40%	D

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$955,198	924,550	964,750	0.37%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$-	(2,463)	802	0.00%	E/F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$-	(3,926)	-	0.00%	E/F
								918,161	965,552	0.37%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Media
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	11.04%	10/1/2027	$1,485,065	$1,456,275	$1,419,411	0.55%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	11.04%	10/1/2027	$-	(998)	(4,523)	0.00%	E/F
NEP Group, Inc. et al	First Lien Term Loan	SOFR(M)	-	3.25%	8.68%	10/20/2025	$292,802	271,689	283,973	0.11%
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	-	7.00%	12.43%	10/19/2026	$130,856	124,522	104,576	0.04%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 1.75% PIK	14.13%	12/31/2024	$3,398,943	3,360,002	3,273,182	1.26%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.04%	8/23/2026	$1,432,373	1,413,372	1,300,595	0.50%	F
								6,624,862	6,377,214	2.46%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$232,843	225,417	225,858	0.09%	F
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	11.69%	11/30/2026	$106,411	100,980	98,430	0.04%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	11.43%	11/30/2026	$3,965,498	3,898,183	3,846,533	1.48%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	11.43%	12/23/2026	$1,532,746	1,493,762	1,479,406	0.57%	F
								5,718,342	5,650,227	2.18%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	14.57%	9/11/2026	$4,079,555	3,918,434	3,916,373	1.51%	F

Professional Services
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	10.64%	6/30/2028	$922,149	906,695	911,545	0.35%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$379,888	373,698	375,520	0.15%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	10.64%	6/30/2028	$141,026	137,948	138,835	0.05%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.12%	4/26/2030	$1,988,125	1,955,230	1,739,609	0.67%	F
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.93%	5/14/2029	$3,000,000	2,980,493	2,952,000	1.14%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.63%	8/18/2028	$4,390,317	4,324,661	4,360,902	1.69%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.63%	8/18/2028	$133,103	133,103	125,283	0.05%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.14%	8/18/2028	$69,841	63,820	67,039	0.03%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	14.20%	2/17/2025	$4,272,200	4,230,097	4,199,573	1.63%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	14.20%	2/17/2025	$1,750,000	1,735,349	1,720,251	0.66%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.42%	9/30/2026	$1,441,908	1,433,351	1,430,949	0.55%	F
								18,274,445	18,021,506	6.97%
Real Estate Management & Development
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.93%	3/21/2027	$1,847,720	1,817,851	1,832,200	0.71%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.00%	11.84%	3/2/2026	$2,800,000	2,800,000	2,774,800	1.07%	C/F
								4,617,851	4,607,000	1.78%
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Delayed Draw Term Loan	SOFR(S)	1.00%	7.25%	13.15%	4/8/2025	$483,350	479,090	480,450	0.19%	F
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	7.25%	13.18%	4/8/2025	$1,000,000	992,664	994,000	0.38%	F
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.68%	13.18%	4/8/2025	$3,516,650	3,491,281	3,495,549	1.35%	F
								4,963,035	4,969,999	1.92%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.82%	12/29/2027	$739,572	727,967	709,989	0.28%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.43%	12/29/2026	$154,907	128,388	135,799	0.05%	F
								856,355	845,788	0.33%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.93%	12/29/2025	$958,030	$952,447	$948,258	0.37%	F/I
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.93%	12/29/2025	$417,946	409,532	413,683	0.16%	F/I
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.43%	3/11/2027	$3,443,467	3,417,020	3,441,401	1.33%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.25% PIK	12.20%	4/13/2027	$1,811,391	1,791,352	1,747,992	0.68%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	12.14%	4/13/2027	$89,385	87,905	85,119	0.03%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.75%	12.74%	4/30/2026	$1,730,906	1,701,176	1,748,215	0.68%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	15.25%	4/30/2026	$195,562	191,133	195,562	0.08%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2030	$-	(10,046)	(10,134)	0.00%	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2030	$4,111,310	4,009,196	4,008,527	1.55%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.40%	12.79%	9/8/2027	$3,057,103	3,024,947	2,976,701	1.15%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.39%	9/8/2027	$915,667	901,954	901,932	0.35%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	9/8/2027	$181,235	183,425	176,469	0.07%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.64%	9/8/2027	$-	(2,555)	(6,599)	0.00%	E/F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.92%	3/30/2029	$-	(5,153)	(1,345)	0.00%	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.92%	3/30/2029	$2,242,403	2,188,812	2,228,948	0.86%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.88%	5/22/2029	$-	(7,951)	(7,581)	0.00%	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 4.00% PIK	12.63%	5/22/2029	$3,543,304	3,474,838	3,479,525	1.33%	F
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.88%	5/6/2026	$611,185	606,519	605,012	0.23%	F/I
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.79%	5/6/2026	$611,185	606,940	605,012	0.23%	F/I
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.27%	7/9/2029	$1,847,212	1,817,765	1,845,919	0.71%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.27%	7/9/2029	$1,427,398	1,415,767	1,426,399	0.55%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	12.27%	7/9/2029	$-	(5,291)	(223)	0.00%	E/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.42%	10/23/2026	$735,019	730,215	717,820	0.28%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.00% PIK	11.56%	12/17/2027	$3,513,991	3,447,965	3,395,921	1.31%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.00% PIK	11.54%	12/17/2027	$188,194	180,984	171,332	0.07%	F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.54%	12/17/2027	$-	(3,552)	(8,431)	0.00%	E/F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/7/2028	$2,796,125	2,735,846	2,743,838	1.06%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.75% Cash + 2.50% PIK	11.62%	6/25/2029	$3,455,603	3,410,962	3,427,958	1.32%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.75% Cash + 2.50% PIK	11.62%	6/25/2029	$12,886	10,283	11,200	0.00%	F
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.57%	6/25/2029	$53,032	50,409	51,343	0.02%	F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$935,819	918,836	934,883	0.36%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.82%	3/1/2028	$2,349,637	2,314,111	2,295,830	0.89%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	11.82%	3/1/2028	$75,112	64,239	58,255	0.02%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.40%	9/15/2025	$839,532	832,839	818,124	0.32%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.97%	4/28/2028	$650,015	643,515	630,515	0.24%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.97%	4/28/2028	$193,271	188,938	180,271	0.07%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.97%	4/28/2028	$-	(867)	(2,600)	0.00%	E/F/I
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	7.75%	13.22%	9/24/2026	$-	(514)	(429)	0.00%	E/F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.22%	9/24/2026	$28,967	28,441	28,539	0.01%	F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.22%	9/24/2026	$611,565	603,811	602,514	0.23%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.54%	3/31/2027	$1,519,185	1,500,449	1,493,359	0.58%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.52%	3/31/2027	$81,271	79,347	78,507	0.03%	B/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.84%	2/19/2029	$1,958,057	1,926,848	1,926,728	0.74%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.84%	2/19/2029	$244,757	237,198	236,925	0.09%	F
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.84%	2/19/2029	$-	(1,881)	(1,958)	0.00%	E/F
Tessian, Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.58%	3/15/2028	$996,730	978,037	988,756	0.38%	B/F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.90%	11.29%	6/30/2028	$2,685,877	$2,646,646	$2,604,764	1.01%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90%	11.29%	6/30/2028	$789,673	780,689	765,825	0.30%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	LIBOR(Q)	1.00%	5.90%	11.29%	6/30/2028	$172,313	169,469	166,139	0.06%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.82%	7/25/2029	$78,534	70,497	70,536	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.82%	7/25/2029	$3,573,315	3,467,148	3,469,332	1.34%	F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.15%	11/22/2028	$2,995,147	2,943,817	3,022,103	1.17%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.15%	11/22/2028	$-	(12,629)	6,623	—	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	12.15%	11/22/2028	$-	(5,212)	-	0.00%	E/F
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.00% Cash + 4.50% PIK	11.92%	12/21/2027	$2,408,324	2,374,650	2,290,316	0.89%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.00% Cash + 4.50% PIK	11.92%	12/21/2027	$-	(7,843)	(27,222)	(0.01)%	E/F
Zilliant Incorporated	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.92%	12/21/2027	$-	(3,137)	(10,889)	—	E/F
								60,050,286	59,945,519	23.17%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	12.92%	7/2/2026	$2,744,339	2,711,160	2,642,799	1.03%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.60%	10.92%	12/29/2028	$532,513	523,981	528,253	0.20%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.60%	10.92%	12/29/2028	$-	(1,114)	(581)	0.00%	E/F
								3,234,027	3,170,471	1.23%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.54%	2/17/2026	$94,286	93,047	94,663	0.04%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.90%	9/17/2026	$4,426,317	4,354,884	4,379,398	1.69%	B/F

Total Debt Investments - 109.27% of Net Assets								258,647,857	252,997,286	97.77%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	376	-	43,210	0.02%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	1,249	-	143,535	0.06%	F/G/H
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	18,636	-	-	0.00%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	125,660	0.05%	B/F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	19	-	93,290	0.04%	B/F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	422	-	34,203	0.01%	B/F/G/H
								-	439,898	0.18%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	2,394	-	17,404	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock					8/27/2031	299	-	212	0.00%	B/F/G/H
								-	17,616	0.01%
Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units					3/6/2033	1,589	-	-	0.00%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	1,122	-	224	0.00%	F/G/H

Total Equity Securities - 0.20% of Net Assets								-	457,738	0.19%

Total Investments - 109.47% of Net Assets								258,647,857	253,455,024	97.96%

Cash and Cash Equivalents - 2.28% of Net Assets									5,272,785	2.04%

Total Cash and Investments - 111.74% of Net Assets									258,727,810	100.00%

Notes to Schedule of Investments:

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2023

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
(J)
Non-accruing debt investment

LIBOR or SOFR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $54,425,054 and $15,654,479 respectively, for the nine months ended September 30, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2023 was $253,455,024 or 98.0% of total cash and investments of the Company. As of September 30, 2023, approximately 13.8% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2023

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

September 30, 2023

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

At September 30, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	6,631,022	—	6,631,022
3	Independent third-party valuation sources that employ significant unobservable inputs	246,366,264	457,738	246,824,002
Total		$252,997,286	$457,738	$253,455,024

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$234,861,901	Income approach	Discount rate	10.5%-25.1% (13.5%)
	7,821,818	Market quotations	Indicative bid/ask quotes	1 (1)
	3,108,401	Market comparable companies	Revenue Multiples	0.6x-1.0x (0.9x)
	574,144	Option Pricing Model	EBITDA/Revenue multiples	2.0x (2.0x)
			Implied volatility	65.0% (65.0%)
			Term	1.5 years (1.5 years)
Equity	457,738	Option Pricing Model	EBITDA/Revenue multiples	0.6x-7.3x (2.1x)
			Implied volatility	50.0%-65.0% (57.2%)
			Term	1 year-2.8 years (2.1 years)
$246,824,002

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$224,881,168	$385,031	$225,266,199
Net realized and unrealized gains (losses)	1,320,565	72,707	1,393,272
Acquisitions (1)	25,744,357	—	25,744,357
Dispositions	(8,176,805)	—	(8,176,805)
Transfers into Level 3 (2)	2,596,979	—	2,596,979
Ending balance	$246,366,264	$457,738	$246,824,002
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,538,289	$112,721	$1,651,010

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes

Changes in investments categorized as Level 3 during the nine months ended September 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$202,878,661	$549,038	$203,427,699
Net realized and unrealized gains (losses)	1,218,464	(91,300)	1,127,164
Acquisitions (1)	53,856,594	—	53,856,594
Dispositions	(15,519,401)	—	(15,519,401)
Transfers into Level 3 (2)	3,931,946	—	3,931,946
Ending balance	$246,366,264	$457,738	$246,824,002
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,096,680	$35,340	$1,132,020

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

September 30, 2023

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

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$108,058,825	$650,891	$108,709,716
Net realized and unrealized gains (losses)	(3,613,846)	205,014	(3,408,832)
Acquisitions(1)	88,266,836	3,203	88,270,039
Dispositions	(9,335,748)	—	(9,335,748)
Transfers into Level 3 (2)	2,811,729	—	2,811,729
Transfers out of Level 3 (3)	(756,860)	—	(756,860)
Ending balance	$185,430,936	$859,108	$186,290,044

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,545,189)	$205,013	$(3,340,176)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2023, included in cash and cash equivalents was $2,483,671 (1.1% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.18%. At December 31, 2022, included in cash and cash equivalents was $1,113,076 (0.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%. There was no restricted cash at September 30, 2023 or December 31, 2022.

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

September 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2023 and December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at September 30, 2023 and December 31, 2022.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2022, the Company incurred $71,685 in organizational expenses. During the nine months ended September 30, 2023, the Company did not incur any additional organizational expenses. From November 30, 2020 through September 30, 2023, the Company had incurred a total of $267,621 in offering costs, of which $205,176 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

September 30, 2023

2. Summary of Significant Accounting Policies (Continued)

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of September 30, 2023, the Company's cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three months and nine months ended September 30, 2023 were $863,801 and $3,665,612, respectively. The Company’s cumulative performance exceeded the total return hurdle as of March 31, 2022 but did not exceed the total return hurdle as of September 30, 2022, and as such the Company recorded $0 in incentive fees for the three months ended September 30, 2022 and $201,710 for the nine months ended September 30, 2022.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2023

3. Management Fees, Incentive Fees and Other Expenses (Continued)

Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three and nine months ended September 30, 2023 were $0. Incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three months ended September 30, 2022, were $0 and ($165,778) for the nine months ended September 30, 2022. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75.0 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 15, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than fifty percent (50%).

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2023	2022
Interest expense	$1,913,891	$942,193
Amortization of deferred debt issuance costs	172,932	232,076
Commitment fees	43,316	61,960
Total	$2,130,139	$1,236,229

At September 30, 2023, there was $27.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.60%. At December 31, 2022, there was $37.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 3.94%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of September 30, 2023 and December 31, 2022, the estimated fair value of the outstanding debt approximated their carrying values.
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

September 30, 2023

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

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2023	December 31, 2022
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/31/2028	903,395	1,086,379
Alcami Corporation	12/21/2028	208,524	208,524
Alera Group, Inc.	10/2/2028	N/A	294,478
Alpine Acquisition Corp II (48Forty)	11/30/2026	159,616	266,026
AmeriLife Holdings, LLC	8/31/2029	410,605	456,227
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2027	32,504	81,259
Avalara, Inc.	10/19/2028	454,858	454,858
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	65,187	54,757
Bluefin Holding, LLC (BlackMountain)	9/12/2029	405,340	N/A
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	250,925	644,621
CBI-Gator Acquisition, LLC	10/25/2027	N/A	403,964
Cherry Bekaert Advisory, LLC	6/30/2028	49,550	346,086
Civic Plus, LLC	8/25/2027	84,687	92,051
CSG Buyer, Inc. (Core States)	3/31/2028	639,097	639,097
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	N/A
E-Discovery AcquireCo, LLC (Reveal)	8/29/2029	376,388	N/A
Elevate Brands OpCo, LLC	3/15/2027	N/A	2,408,880
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	113,201	137,033
ESO Solutions, Inc.	5/3/2027	97,824	244,561
Foreside Financial Group, LLC	9/30/2027	112,852	127,908
Freedom Financial Network Funding, LLC	9/21/2027	N/A	994,544
Fusion Holding Corp. (Finalsite)	9/15/2027	340,879	340,879
Fusion Risk Management, Inc.	5/22/2029	421,160	377,961
Greystone Select Company II, LLC (Passco)	3/21/2027	N/A	2,668,930
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	788,388
GC Waves Holdings, Inc. (Mercer)	8/11/2028	6,846	54,633
Grey Orange Incorporated	5/6/2026	N/A	244,474
GTY Technology Holdings Inc.	7/9/2029	318,422	318,422
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	95,536	1,045,346
ICIMS, Inc.	8/18/2028	1,382,501	1,584,575
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	564,581	752,775
Integrity Marketing Acquisition, LLC	8/19/2026	2,880,792	2,880,792
Kaseya, Inc.	6/25/2029	356,002	421,554
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	660,973	734,415
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	388,582	N/A
Madison Logic Holdings, Inc.	12/30/2027	157,087	157,087
Oak Purchaser, Inc. (DaySmart)	4/28/2028	326,741	374,409
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	232,674	186,139
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	181,355	N/A
Oversight Systems, Inc.	9/24/2026	28,967	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	257,714	217,515
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	577,448	577,448
Pueblo Mechanical and Controls, LLC	8/23/2028	413,462	966,563
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	132,507
Security Services Acquisition Sub Corp. (Protos)	9/30/2026	N/A	3,678
SellerX Germany GmbH & Co. KG (Germany)	5/23/2026	540,918	1,211,157
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	81,271	162,541
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	343,261	N/A
Smarsh, Inc.	2/19/2029	367,136	367,136
Streamland Media Midco LLC	8/31/2023	N/A	1,083,996
Suited Connector, LLC	12/1/2027	N/A	327,967
Supergoop, LLC	12/29/2028	72,628	72,628
Tahoe Finco, LLC (Talend)	10/1/2027	336,123	336,123
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	N/A	184,181
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	32,126	134,346
Trintech, Inc.	7/25/2029	196,336	N/A
Vortex Finance Sub, LLC	8/31/2029	510,795	N/A
Wealth Enhancement Group, LLC	10/4/2027	1,019,730	1,703,089
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zendesk Inc.	11/22/2028	1,038,830	1,038,830
Zilliant Incorporated	12/21/2027	777,778	777,778
Total Unfunded Balances		$20,529,842	$31,680,894

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2023

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2023 and December 31, 2022, amounts reimbursable to the Advisor totaled $89,796 and $285,287 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2023 and 2022, $224,217 and $286,181 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of September 30, 2023, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of September 30, 2023, $230.8 million (76.7% of total commitments) had been called. During the nine months ended September 30, 2023, the Company issued 4,806,233 shares, with an average purchase price of $10.43 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the nine months ended September 30, 2023 and 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
				$0.43	$9,135,451

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
July 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
				$0.29	$3,901,715

8. Subsequent Events

On October 26, 2023, the Company’s Board of Directors declared a fourth quarter regular dividend in the amount of $6,046,608, or approximately $0.27 per share, payable on November 30, 2023 to stockholders of record as of the close of business on November 16, 2023.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2023

9. Financial Highlights

The financial highlights below show the Company's results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Per Common Share
Per share NAV at beginning of period	$10.03	$10.34

Investment operations: (1)
Net investment income	0.80	0.65
Net realized and unrealized gain (loss)	—	(0.34)
Total from investment operations	0.80	0.31
Dividends to common shareholders	(0.43)	(0.29)
Per share NAV at end of period	$10.40	$10.36

Total return based on net asset value: (2)	7.98%	3.00%

Shares outstanding at end of period	22,265,809	14,578,998
Ratios to average net asset value: (3)
Net investment income	10.70%	8.54%
Expenses before incentive fee (4)	3.06%	3.64%
Expenses and incentive fee (5)	4.88%	3.68%

Ending net asset value	$231,538,308	$151,029,422
Portfolio turnover rate	6.8%	6.3%
Weighted-average debt outstanding	$36,478,132	$39,027,582
Weighted-average interest rate on debt	7.2%	3.4%
Weighted-average number of shares of common stock	19,396,499	10,894,171
Weighted-average debt per share	$1.88	$3.58

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2023

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last three fiscal years and the period ended September 30, 2023.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of September 30, 2023 (Unaudited)	$110,000	$9,356	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
As of September 30, 2023 (Unaudited)	$27,500,000	$9,395	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2023

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
PerchHQ, LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
PerchHQ, LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2023, 86.2% of our total assets were invested in qualifying assets.

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

As of September 30, 2023, none of our investments were categorized as Level 1, 2.6% were categorized as Level 2 and 97.4% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2023, we invested approximately $26.5 million, comprised of investments in 4 new and 9 existing portfolio companies. Of these investments, $26.5 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $8.7 million in proceeds from sales or repayments of investments during the three months ended September 30, 2023.

During the nine months ended September 30, 2023, we invested approximately $54.4 million, comprised of investments in 13 new and 17 existing portfolio companies. Of these investments, $54.4 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $15.7 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2023.

At September 30, 2023, our investment portfolio of $253.5 million (at fair value) consisted of 110 portfolio companies and was invested 99.8% in senior secured loans and 0.2% in equity investments. Our average portfolio company investment at fair value was approximately $2.3 million. Our largest portfolio company investment by value was approximately 2.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 9.8% of our portfolio at September 30, 2023.

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

The industry composition of our portfolio at fair value at September 30, 2023 was as follows:

Industry	Percent of Total Investments
Software	23.7%
Diversified Financial Services	11.3%
Internet Software & Services	10.1%
Professional Services	7.1%
Diversified Consumer Services	6.0%
IT Services	5.7%
Insurance	4.1%
Health Care Providers & Services	3.4%
Construction & Engineering	2.7%
Media	2.5%
Paper & Forest Products	2.2%
Health Care Technology	2.1%
Road & Rail	2.0%
Consumer Finance	1.9%
Real Estate Management & Development	1.8%
Wireless Telecommunication Services	1.7%
Pharmaceuticals	1.5%
Commercial Services & Supplies	1.4%
Construction Materials	1.3%
Specialty Retail	1.3%
Hotels, Restaurants & Leisure	1.0%
Other	5.2%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 13.5% at September 30, 2023 and 12.3% at December 31, 2022. At September 30, 2023, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.6% at September 30, 2023. One debt investment in the portfolio company was on non-accrual status as of September 30, 2023. At December 31, 2022, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.2% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of December 31, 2022.

Results of operations

Investment income

Investment income totaled $8.4 million and $4.6 million, respectively, for the three months ended September 30, 2023 and 2022, of which $8.4 million and $4.5 million were attributable to interest and fees on our debt investments, and $0.0 million and $0.1 million to other income, respectively. The increase in investment income in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily reflects the increase in interest income due to the increase in portfolio size and the rise in LIBOR/SOFR rates.

Investment income totaled $23.5 million and $10.4 million, respectively, for the nine months ended September 30, 2023 and 2022, of which $23.4 million and $10.3 million were attributable to interest and fees on our debt investments, and $0.1 million and $0.1 million to other income, respectively. The increase in investment income in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily reflects the increase in interest income due to the increase in portfolio size and the rise in LIBOR/SOFR rates.

Expenses

Total operating expenses for the three months ended September 30, 2023 and 2022 were $2.3 million and $1.2 million, respectively, comprised of $0.9 million and $0.0 million in incentive fees earned, $0.6 million and $0.6 million in interest and other debt expenses, $0.5 million and $0.4 million in management fees, $0.2 million and $0.1 million in professional fees, $0.1 million and $0.1 million in administrative expenses, $0.0 million and $0.0 million in accrued incentive fee on capital gains and $0.0 million, and

$0.0 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily reflects an increase in incentive fees earned and increase in management fees and professional fees during the three months ended September 30, 2023.

Total operating expenses for the nine months ended September 30, 2023 and 2022 were $8.3 million and $3.2 million, respectively, comprised of $3.7 million and $0.2 million in incentive fees earned, $2.1 million and $1.2 million in interest and other debt expenses, $1.5 million and $0.9 million in management fees, $0.3 million and $0.3 million in professional fees, $0.2 million and $0.3 million in administrative expenses, $0.0 million and $(0.2) million in accrued incentive fees on capital gains and $0.5 million and $0.5 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily reflects an increase in incentive fees earned and an increase in interest expense due to the rise in LIBOR/SOFR rates during the nine months ended September 30, 2023.

Net investment income (loss)

Net investment income was $6.0 million and $3.4 million respectively, for the three months ended September 30, 2023 and 2022. The increase in net investment income reflects higher investment income, partially offset by higher operating expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Net investment income was $15.2 million and $7.3 million respectively, for the nine months ended September 30, 2023 and 2022. The increase in net investment income reflects higher investment income, partially offset by higher operating expenses during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2023 and 2022 was $(0.0) million and $0.0 million, respectively.

Net realized gain (loss) for the nine months ended September 30, 2023 and 2022 was $(0.0) million and $0.0 million, respectively.

For the three months ended September 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $1.0 million and $(1.1) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2023 was primarily driven by a $0.4 million in unrealized gains from our investment in Astra Acquisition Corp and $0.2 million in unrealized gains from our investment in SellerX as well as unrealized gains to the portfolio from tightening market spreads, offset by $0.5 million in unrealized losses from our investment in Magenta Buyer (McAfee). The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2022 was primarily driven by $(0.3) million in unrealized losses from our investment in INH Buyer, Inc. and $(0.2) million in unrealized losses from our investment in Ensono, as well as unrealized losses across the portfolio from widening market spreads.

For the nine months ended September 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $0.3 million and $(4.1) million, respectively. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2023 was primarily driven by a $(1.5) million in unrealized losses from our investment in Magenta Buyer (McAfee) and $(0.8) million in unrealized losses from our investment in Astra Acquisition Corporation, partially offset by $0.2 million in unrealized gains from our investment in Integrity Marketing Acquisition, LLC, and $0.2 in unrealized gains from our investment in Avalara Inc. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2022 was primarily driven by $(0.5) million unrealized depreciation from our investment in INH Buyer, Inc., $(0.4) million unrealized depreciation from our investment in Juice Plus (JP Intermediate), partially offset by $0.1 million unrealized appreciation from our investment in Razor Group, as well as unrealized losses across the portfolio from tightening market spreads.

Incentive compensation

Incentive fees for the three and nine months ended September 30, 2023 were $0.9 million $3.7 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three and nine months ended September 30, 2023.

For the nine months ended September 30, 2022, $0.2 million in incentive fees earned were payable due to our performance exceeding the cumulative total return threshold. In addition, we reversed the accrual of $(0.2) million as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred or paid in the three months ended September 30, 2023 or 2022. Excise tax of $1,809 was incurred in the nine months ended September 30, 2023.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $7.0 million and $2.3 million respectively, for the three months ended September 30, 2023 and 2022.

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $15.4 million and $3.2 million respectively, for the nine months ended September 30, 2023 and 2022.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Shares Issued	4,806,233	6,207,019
Average Price Per Share	$10.43	$10.50
Proceeds (1)	$50,122,064	$65,154,222

(1)
Net of offering costs of $44,603 and $62,445 for the nine months ended September 30, 2023 and 2022.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, secured by the unfunded equity commitments of the Company’s investors. On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 16, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than 50%. At September 30, 2023, there was $27.5 million drawn on the Capital Call Facility.

Total debt outstanding as of September 30, 2023 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2023, the Company’s asset coverage ratio was 936%.

Net cash used in operating activities during the nine months ended September 30, 2023 was $(24.2) million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $(38.0) million, and net investment income (net of non-cash income and expenses) of approximately $13.9 million.

Net cash provided by financing activities was $26.6 million during the nine months ended September 30, 2023, consisting of $50.2 million proceeds from shares of common stock sold, offset by $10.0 million credit facility repayments (net of draws), $13.5 million in dividends paid to shareholders and $0.1 million in payments for debt issuance costs.

At September 30, 2023, we had $5.3 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the nine months ended September 30, 2023 and 2022. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV for Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
				$0.43	$9,135,451

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
July 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
				$0.29	$3,901,715

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

Recent Developments

From October 1, 2023 through November 1, 2023, the Company has invested approximately $0.3 million primarily in 1 senior secured loan with an effective yield of approximately 11.98%.

On October 26, 2023, the Company’s Board of Directors declared a fourth quarter regular dividend in the amount of $6,046,608, or approximately $0.27 per share, payable on November 30, 2023 to stockholders of record as of the close of business on November 16, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2023, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of September 30, 2023, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$7,043,518	$0.32
Up 200 basis points	4,695,679	0.21
Up 100 basis points	2,347,839	0.11
Down 100 basis points	(2,347,839)	(0.11)
Down 200 basis points	(4,695,679)	(0.21)
Down 300 basis points	(7,043,518)	(0.32)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2023, we are currently not a party to any pending material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

On September 20, 2023, the Company issued 1,427,979 shares of Common Stock for the aggregate purchase price of approximately $15,036,619. Refer to the Schedule 13D/A filed by Public Institution for Social Security with the SEC on September 22, 2023 for more information about 1,423,235 shares of the unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or Section 16 officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock Direct Lending Corp.

Date: November 2, 2023	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: November 2, 2023	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer