Form 10-K
period 2023-12-31
BlackRock Direct Lending Corp.
filed 2024-03-04
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

As of December 31, 2023, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on March 1, 2024 was 23,753,110.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK DIRECT LENDING CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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
•
We are subject to the cybersecurity risks of our Service Providers, which could negatively impact the Company and its shareholders.
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

Proven Strategy

BlackRock has successfully applied its direct lending strategy throughout its history to generate attractive investment opportunities in all phases of a market cycle. Since 1999, BlackRock has deployed more than $38.4 billion across approximately 704 companies in its direct lending strategy. BlackRock believes that the following elements of its direct lending strategy are designed to enable the Company to generate above-market yields:

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

A Leader in Alternative Credit Investing

BlackRock is the world’s largest publicly traded investment management firm, with approximately $10.0 trillion of assets under management as of December 31, 2023. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 38 countries, including [25] primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

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

I.
Since 2000, BlackRock has invested over $38.4 billion in approximately 704 portfolio companies. The Advisor has generated performance through a substantial volume of activity over many years and across multiple market cycles.
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

At this time, there is a general recognition that the market has entered a period of heightened uncertainty and volatility as the long-term impact of COVID-19 continues to be assessed. BlackRock believes that the Company is well positioned to achieve success across a variety of potential macroeconomic scenarios. Market disruption, such as the past pandemic often drive better pricing, lower leverage, superior documentation and less competition. In this context of market uncertainty, BlackRock continues to have a positive outlook for the direct lending asset class both in the short term as well as over the next 5-10 years across the U.S. Particularly in times of uncertainty,

BlackRock believes it is important to focus on senior secured debt financing in less cyclical industries and in companies with revenue streams which are less affected by geopolitical events and/or the general economic cycle.

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

BlackRock believes that the growth of small-to-medium sized businesses will be key to growth for all developed economies, and in particular, the United States. Middle market companies represent approximately one-third of U.S. private sector GDP and employ nearly 48 million people, providing approximately one-third of all U.S. jobs as of December 31, 2023, according to the National Center for the Middle Market. BlackRock anticipates that direct lending providers to the middle market will enable these businesses to access capital that is increasingly difficult for them to obtain from traditional bank sources yet is important for continued economic growth.

While BlackRock has experienced a slowdown in M&A in the short-term as a result of inflation and regulatory concerns, in the medium-term, it expects to see an increase in transactions which cannot be executed in the public markets and also expects to see a resetting of pricing and structure, which will likely be favorable to private markets investors. The opportunity set in direct lending should continue to grow given that “alternative” lenders now comprise a meaningful percentage of the credit provided to both U.S. and non-U.S. companies. BlackRock does not anticipate this changing due to recent banking regulation and business model shifts, or as a result of broad market concerns regarding investment liquidity. These structural shifts in the market have created a more robust opportunity for alternative lenders such as BlackRock (and others).

As institutional platforms emerge to fill the void left by banks, BlackRock has found that not all of these platforms are perceived as equally attractive by borrowers, who are seeking comprehensive capital solutions, execution certainty and a long-term relationship-driven approach from their financing providers. In particular, as the effects of inflation are more fully absorbed by the private markets, they will likely be unequally experienced across individual companies, industries, management teams and deal sources. BlackRock believes that this dynamic will tilt the balance in favor of reliable financing providers who can offer middle-market borrowers time-tested dependability, industry expertise, flexible debt solutions and a scalable platform.

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

Due Diligence

The foundation of BlackRock’s investment process is intensive investment research and analysis by the Firm’s experienced investment professionals. A majority of the Advisor’s leadership team has worked together for more than 15 years at BlackRock including their predecessor firm TCP; collectively, they possess a level of direct lending investing experience that is difficult to replicate. In addition to the abundant internal relationships and resources available through BlackRock’s global platform, its in-house knowledge is supplemented with industry experts with direct senior-level management experience in the sectors it targets. The process of rigorously and comprehensively analyzing issuers of securities or loans includes a quantitative and qualitative assessment of the company’s business, an evaluation of its management, business strategy, industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. BlackRock’s due diligence process includes:

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

Engagement is not one conversation. BlackRock has ongoing private dialogue with companies to explain its views and how it evaluates their actions on relevant ESG issues over time. Where BlackRock has concerns that are not addressed by these conversations, the Firm stands ready to vote against proposals from management or the board. In 2021, BlackRock’s stewardship program engaged with about 1,500 companies to discuss their governance practices and the sustainability of their business model. BlackRock has committed to double the size of the investment stewardship team over the next three years, which will enable BlackRock to significantly increase its engagement activities and foster more effective engagement by building a framework for deeper, more frequent and more productive conversations.

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

Leverage

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75.0 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 15, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than fifty percent (50%). At December 31, 2023, there was $19.5 million drawn on the Capital Call Facility.

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

You may obtain information about how the Company voted proxies by making a written request for proxy voting information to the Company, 2951 28th Street, Santa Monica, California 90405, Suite 1000, Attention: Investor Relations.

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

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, high interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

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

In particular, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. In addition, the ongoing conflict between Israel and Palestine may cause exacerbated volatility and disruptions to both the domestic and global economy, spawn additional conflicts, result in possible sanctions and countersanctions, and trigger retaliatory cyberattacks. Any of the above factors, as well as other governmental actions, could have an adverse impact on macroeconomic factors that affect the Company and our portfolio companies' businesses, financial conditions, cashflows, and operations. We cannot predict the nature, magnitude and duration of the hostilities stemming from these conflicts. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

The impact of the events described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors

In response to elevated inflationary pressures, central banks such as the Federal Reserve Bank have raised interest rates in recent years. It is not currently clear whether interest rates will continue to rise and there is a risk to the economy entering a recession.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation recently increased to its highest level in decades, and the Federal Reserve has raised the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to shareholders. If inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

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

Our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage, due to higher inflation that is still cooling or that may increase again. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company. For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Similarly, on May 1, 2023 the FDIC announced that the CDFPI had closed First Republic Bank, the FDIC had seized its assets and JP Morgan Chase had agreed to purchase First Republic’s assets at auction. We cannot assure you of the response of any government or regulator to such developments, and any response may not be as favorable to industry participants as the measures currently being pursued. The collapse of SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, including business development companies such as us, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Advisor.

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

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have been, effectuated through executive order. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

Uncertainty regarding the implementation of the EU and UK's Trade and Cooperation Agreement could negatively impact our business, financial condition and earnings.

The EU and UK's Trade and Cooperation Agreement (“UK/EU Trade Agreement”) was implemented on May 1, 2021 and set out the economic and legal framework for trade between the United Kingdom and the EU after the United Kingdom's 2020 withdrawal from the EU. As the UK/EU Trade Agreement is still a fairly new legal framework, the continuing implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. To curb inflation, the Federal Reserve raised interest rates 1.00% in aggregate over the course of 2023, increasing the cost of borrowed funds for the Company and the underlying portfolio companies we are investing in.In December 2023, the Federal Reserve voted to pause interest rate hikes. Federal Reserve officials indicated that interest rate reductions may be warranted in 2024. There is no guarantee that the Federal Reserve will reduce rates in 2024, especially if inflation increases again.

If the Federal Reserve resumes increases to interest rates, the cost of borrowing for the companies in which we invest will increase and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio investments. Our Company and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Company, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

The Advisor has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our board of directors in declining to follow the Advisor’s advice or recommendations. Pursuant to the investment management agreement, the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment management agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2023.

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

Issues Relating to the Valuation of Assets. While securities and other property held by the Company generally will be valued by reference to an independent third-party source, in certain circumstances holdings may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by Advisor as Valuation Designee under the supervision of our Board of Directors. Moreover, a significant portion of the assets in which the Company may directly or indirectly invest may not have a readily ascertainable market value and, subject to applicable law, may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Advisor as Valuation Designee under the supervision of our Board of Directors.

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

Any partner, officer or employee of the BlackRock Entities may serve as an officer, director, advisor or in comparable management functions for the investments of other Client Accounts, and any such person may obtain Inside Information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. In an effort to manage possible risks arising from the internal sharing of material nonpublic information, BlackRock maintains a list of restricted securities with respect to which it has access to material non-public information and in which Client Accounts are restricted from trading. If partners, officers or employees of BlackRock obtain such material non-public information about a portfolio company which is an investment of a Client Account, the Company may be prohibited by law, policy or contract, for a period of time, from (i) unwinding a position in such company, (ii) establishing an initial position or taking any greater position in such company and/or (iii) pursuing other investment opportunities, which could impact the returns to the Company. In addition, in certain circumstances, particularly during the liquidation of a Client Account, the Company may be prohibited from trading a position that it holds, directly or indirectly, in the Client Account because BlackRock determines that one or more partners, officers or employees of BlackRock holds material nonpublic information with respect to one or more remaining positions held by the Client Account.

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

We are dependent upon senior management personnel of the Advisor for our future success; if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs. In addition, in connection with the acquisition of TCP (a wholly-owned subsidiary of the Advisor) by BlackRock in August 2018, certain senior members of the Advisor's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have recently been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Advisor than in prior periods. While currently no member of the Advisor's investment team that received such bonuses has informed the Advisor of an intent to leave, the loss of key members of the Advisor’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Company if the Advisor were unable to replace such persons in a timely manner.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies in order to provide diversification or to complement our U.S. investments, although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Accordingly, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange or, if they have listed securities, they have a market capitalization of less than $250 million. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include risks related to the impact of climate-related legislation and regulation (both domestically and internationally), as well as risks related to climate-related business trends.

We may invest in “covenant-lite” loans, which could have limited investor protections, and expose us to different and increased risks.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack, or possess fewer, financial covenants that protect lenders. Covenant-lite agreements feature incurrence covenants, as opposed to more restrictive maintenance covenants. Under a maintenance covenant, the borrower would need to meet regular, specific financial tests, while under an incurrence covenant, the borrower only would be required to comply with the financial tests at the time it takes certain actions (e.g., issuing additional debt, paying a dividend, making an acquisition). A covenant-lite obligation contains fewer maintenance covenants than other obligations, or no maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Furthermore, in the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default. As a result, our exposure to losses from these loans may be increased.

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

Any person that is an affiliate of ours for purposes of the 1940 Act generally is prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to us, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order.

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

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange in which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. For example, the listing standards of the national securities exchanges require us to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations of financial condition.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2023, approximately $30.0 million, or approximately 13.4%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

We may experience cybersecurity incidents and are subject to cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage, and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyberattacks. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e. efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

Cybersecurity failures or breaches by the Advisor, any sub-adviser(s) and other third-party service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, such plans and systems, could prove to be inadequate, and, if compromised, could be inoperable for extended periods of time, cease to function properly, fail to adequately secure private information or have other risks that have not been identified. Furthermore, we cannot control the cybersecurity plans and systems put in place by our third-party service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

We are subject to the cybersecurity risks of our Service Providers, which could negatively impact the Company and its shareholders.

The Company relies on the information and technology systems of the custodian, the Advisor, and the Company’s other service providers and counterparties (the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Company.

The Company and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Company assets), interference with the Company’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders, the inability of the Company or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Company assets and transactions, shareholder ownership of Company shares, and other data integral to the functioning of the Company inaccessible, inaccurate or incomplete. The Company may incur substantial costs in order to resolve or prevent cyber incidents.

The Advisor, an indirect subsidiary of BlackRock, is responsible for the overall management of the Company. The Advisor relies on BlackRock’s enterprise risk management framework for the Company’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls and takes protective measures involving significant expense to prevent and address potential data breaches, inadvertent disclosures and sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Company cannot control the cybersecurity plans and systems of its Service Providers. The Company and its shareholders could be negatively impacted as a result.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a pandemic, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations. and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company is externally managed by the Advisor and has no employees or internal information systems. Thus, the Company relies on the Advisor, BlackRock, Inc. (“BlackRock”) as well as the custodian and other service providers to protect the Company's information from cybersecurity threats. The Company’s chief compliance officer (the “CCO”) oversees the Company's risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board of Directors. The CCO and the Advisor also review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems, which have the potential to subject the Company to information technology vulnerabilities, and receive reports from the Company’s service providers regarding any cybersecurity threats and incidents.

Specifically, the Company relies on the enterprise risk management (“ERM”) framework of BlackRock, Inc. (“BlackRock”) for the Company’s cybersecurity risk management and strategy. The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisor regarding BlackRock’s cybersecurity program. Key aspects of the ERM framework are summarized below.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

o
Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s board of directors (BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
o
Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
o
Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.
o
Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.
o
Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
o
Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2023, the Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

Cybersecurity Governance

The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisor regarding BlackRock’s cybersecurity program. The CCO delivers quarterly reports to the Board of Directors of the Company. Team members who support the Company’s information security program have relevant educational and industry experience.

At the BlackRock parent level, BlackRock’s Board is actively engaged in the oversight of BlackRock’s risk management program. The Risk Committee assists the Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. The Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. The Board and the Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of the Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub-committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2023, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

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

PART II

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

As of December 31, 2023, we have sold 23,753,110 shares for an aggregate offering price of $245.8 million, gross of offering costs.

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
October 26, 2023	November 16, 2023	November 30, 2023	Regular	$0.27	$6,046,608
December 21, 2023	December 26, 2023	December 29, 2023	Regular	$0.30	$6,600,000
				$1.00	$21,782,059

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2023, 86.6% of our total assets were invested in qualifying assets.

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

As of December 31, 2023, none of our investments were categorized as Level 1, 3.7% were categorized as Level 2 and 96.3% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the year ended December 31, 2023, we invested approximately $71.9 million, comprised of investments in 15 new and 18 existing portfolio companies. Of these investments, $71.9 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $33.2 million in proceeds from sales or repayments of investments during the year ended December 31, 2023.

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

At December 31, 2023, our investment portfolio of $253.9 million (at fair value) consisted of 109 portfolio companies and was invested 99.9% in senior secured loans and 0.1% in equity investments. Our average portfolio company investment at fair value was approximately $2.3 million. Our largest portfolio company investment by value was approximately 2.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 9.8% of our portfolio at December 31, 2023.

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

The industry composition of our portfolio at fair value at December 31, 2023 was as follows:

Industry	Percent of Total Investments
Software	23.3%
Diversified Financial Services	12.0%
Internet Software & Services	8.3%
IT Services	7.1%
Professional Services	7.0%
Diversified Consumer Services	5.9%
Insurance	4.2%
Construction & Engineering	2.9%
Health Care Providers & Services	2.5%
Media	2.5%
Paper & Forest Products	2.2%
Health Care Technology	2.1%
Road & Rail	2.0%
Consumer Finance	1.9%
Real Estate Management & Development	1.8%
Wireless Telecommunication Services	1.7%
Commercial Services & Supplies	1.5%
Pharmaceuticals	1.4%
Construction Materials	1.3%
Specialty Retail	1.2%
Hotels, Restaurants & Leisure	1.0%
Other	6.2%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 13.3% at December 31, 2023 and 12.3% at December 31, 2022. At December 31, 2023, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.0% at December 31, 2023. One debt investment in the portfolio was on non-accrual status as of December 31, 2023, representing 0.7% of the portfolio at fair value and 1.0% at cost. At December 31, 2022, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.2% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of December 31, 2022.

Results of operations

Investment income

Investment income totaled $32.3 million, $16.7 million and $4.6 million, respectively, for the years ended December 31, 2023, 2022 and 2021, of which $32.3 million, $16.5 million and $4.6 million were attributable to interest and fees on our debt investments, and $0.0 million, $0.2 million and $0.0 million to other income, respectively. The increase in investment income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily reflects the increase in portfolio size and rise in LIBOR/SOFR rates.

Expenses

Total operating expenses for the years ended December 31, 2023, 2022 and 2021 were $10.7 million, $4.6 million, and $2.4 million respectively, comprised of $4.6 million, $0.2 million and $0.3 million in incentive fees, $2.7 million, $1.9 million and $0.4 million in interest and other debt expenses, $2.1 million, $1.4 million and $0.4 million in management fees, $0.4 million, $0.4 million and $0.4 million in professional fees, $0.3 million, $0.4 million and $0.4 million in administrative expenses, $0.1 million, $0.2 million and 0.2 million in director fees, $0.0 million, $(0.2) million and $0.2 in accrued incentive fees on capital gains, and $0.5 million, $0.3 million and $0.1 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily reflects the increase in incentive fees earned and an increase in interest expense due to the rise in LIBOR/SOFR rates during the year ended December 31, 2023.

Net investment income (loss)

Net investment income (loss) was $21.6 million, $12.1 million and $2.2 million, respectively for the years ended December 31,

2023, 2022 and 2021.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2023, 2022 and 2021 was $0.0 million, $0.0 million and $(0.0) million, respectively.

For the years ended December 31, 2023, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(1.1) million, $(7.1) million, and $1.7 million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2023 was primarily driven by $(1.3) million unrealized depreciation in our investment in Magenta Buyer, LLC (McAfee), $(0.9) million on our investment in Astra Acquisition Corporation, and $(0.8) million on our investment in Whele, LLC (Perch) as well as unrealized losses across the portfolio from widening market spreads, partially offset by $0.2 million unrealized appreciation on our investment in Avalara, Inc. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2022 was primarily driven by $(0.6) million unrealized depreciation in our investment in Razor Gmbh (Germany), $(0.6) million on our investment in Magenta Buyer LLC (McAfee), and $(0.6) million on our investment in INH Buyer Inc as well as unrealized losses across the portfolio from widening market spreads, partially offset by $0.2 million unrealized gains on our investment in Integrity Marketing Acquisition, LLC. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2021 was primarily driven by $0.9 million unrealized gains on our investment in Razor Group, $0.2 million on our investment in Job and Talent USA and other unrealized gains across the portfolio, partially offset by a $(0.1) million net unrealized depreciation on INH Buyer, Inc.

Incentive compensation

For the year ended December 31, 2023, $4.6 million in incentive fees earned were included in operating expenses and paid due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the year ended December 31, 2023. For the year ended December 31, 2022, $0.2 million in incentive fees earned were accrued due to our performance exceeding the cumulative total return threshold and $0.5 million in incentive fees earned were paid. In addition, we reversed the accrual of $0.2 million as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP. For the year ended December 31, 2021, $0.3 million in incentive fees earned were payable due to our performance exceeding the total return threshold. In addition, we accrued $0.2 million as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. Excise tax of $1,809 was incurred in the year ended December 31, 2023. For the years ended December 31, 2022, and 2021, there was no expense incurred for U.S. Federal excise tax.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $20.5 million, $4.9 million, and $3.8 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Shares Issued	6,293,534	9,087,597	5,361,979
Average Price Per Share	$10.35	$10.49	$10.29
Proceeds (1)	$65,158,683	$95,227,460	$55,134,766

(1)
Net of offering costs of $57,985, $89,207, and $48,567, respectively for the years ended December 31, 2023, 2022 and 2021.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, secured by the unfunded equity commitments of the Company’s investors. On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 16, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than 50%. At December 31, 2023, there was $19.5 million drawn on the Capital Call Facility.

Total debt outstanding as of December 31, 2023 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2023, the Company’s asset coverage ratio was 1,313%.

Net cash used in operating activities during year ended December 31, 2023 was $19.5 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $39.3 million, and net investment income (net of non-cash income and expenses) of approximately $19.8 million.

Net cash provided by financing activities was $21.0 million during the year ended December 31, 2023, consisting of $65.2 million proceeds from shares of common stock sold, offset by $18.0 million credit facility draws (net of repayments), $26.1 million in dividends paid to shareholders and $0.1 million in payments for debt issuance costs.

At December 31, 2023 we had $4.4 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the year ended December 31, 2023 and 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
October 26, 2023	November 16, 2023	November 30, 2023	Regular	$0.27	$6,046,608
December 21, 2023	December 26, 2023	December 29, 2023	Regular	$0.30	$6,600,000
				$1.00	$21,782,059

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
July 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
October 27, 2022	December 16, 2022	December 30, 2022	Regular	$0.19	$3,386,931
December 15, 2022	December 29, 2022	January 12, 2023	Regular	$0.25	$4,350,000
				$0.73	$11,638,646

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

Recent Developments

From January 1, 2024 through February 26, 2023, the Company has invested approximately $5.3 million primarily in 3 new and 2 existing portfolio companies with an effective yield of approximately 11.51%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2023, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of December 31, 2023, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$7,332,834	$0.31
Up 200 basis points	4,888,556	0.21
Up 100 basis points	2,444,278	0.10
Down 100 basis points	(2,444,278)	(0.10)
Down 200 basis points	(4,888,556)	(0.21)
Down 300 basis points	(7,332,834)	(0.31)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BlackRock Direct Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Blackrock Direct Lending Corp. (the "Company"), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, financial highlights (in Note 9) for the years ended December 31, 2023, 2022, and 2021, and for the period from November 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows, for each of the three years in the period then ended, and financial highlights for the years ended December 31, 2023, 2022, and 2021, and for the period from November 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2024

We have served as the Company’s auditor since 2020.

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $260,465,219 and $218,927,364, respectively)	$253,875,915	$213,433,199
Total investments (cost of $260,465,219 and $218,927,364, respectively)	253,875,915	213,433,199

Cash and cash equivalents	4,371,938	2,856,829
Interest receivable	3,043,248	1,856,577
Deferred offering costs	49,064	107,049
Deferred debt issuance costs	45,960	141,719
Prepaid expenses and other assets	105,409	259,214
Total assets	261,491,534	218,654,587

Liabilities
Debt (net of deferred issuance costs of $14,626 and $15,167, respectively)	19,595,374	37,594,833
Payable for investments purchased	1,151,822	272,997
Incentive fees payable (Note 3)	919,929	—
Reimbursements due to the Advisor	149,535	285,287
Interest and debt related payables	89,833	113,192
Dividend payable	—	4,350,000
Management fees payable	—	445,634
Accrued expenses and other liabilities	571,106	483,168
Total liabilities	22,477,599	43,545,111

Commitments and contingencies (Note 5)

Net assets	$239,013,935	$175,109,476

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 23,753,110 and 17,459,576 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$23,754	$17,460
Paid-in capital in excess of par	245,279,448	180,302,036
Distributable earnings (loss)	(6,289,267)	(5,210,020)
Total net assets	239,013,935	175,109,476
Total liabilities and net assets	$261,491,534	$218,654,587

Net assets per share	$10.06	$10.03

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations

	For the Year Ended December 31,
Investment income	2023	2022	2021
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$30,770,599	$16,259,168	$4,530,361
PIK income:
Non-controlled, non-affiliated investments	1,535,999	228,972	26,479
Other income:
Non-controlled, non-affiliated investments	47,553	169,197	33,204
Total investment income	32,354,151	16,657,337	4,590,044

Operating expenses
Incentive fees earned	4,585,541	201,710	304,622
Interest and other debt expenses	2,705,528	1,923,494	446,572
Management fees	2,116,298	1,381,498	365,873
Professional fees	439,380	405,977	446,259
Administrative expenses	320,583	375,798	381,314
Director fees	124,500	156,000	176,426
Custody and transfer agent fees	73,783	54,880	40,938
Insurance expense	30,838	30,536	27,972
Incentive fees on capital gains (1)	—	(165,778)	165,778
Other operating expenses	336,139	240,468	79,886
Total operating expenses	10,732,590	4,604,583	2,435,640

Net investment income before taxes	21,621,561	12,052,754	2,154,404

Excise tax expense	1,809	—	—
Net investment income	21,619,752	12,052,754	2,154,404

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	3,222	—	(1,580)
Change in net unrealized appreciation (depreciation)
Non-controlled, non-affiliated investments	(1,095,138)	(7,134,450)	1,669,324
Net realized and unrealized gain (loss)	(1,091,916)	(7,134,450)	1,667,744

Net increase (decrease) in net assets from operations	$20,527,836	$4,918,304	$3,822,148

Earnings per share (2)	$1.03	$0.42	$0.69

Basic and diluted weighted average shares outstanding	20,136,022	12,201,765	5,316,154

(1)
Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the years ended December 31, 2023, 2022, and 2021 (see Note 3).
(2)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2020	3,010,000	$3,010	$29,954,394	$(95,482)	$29,861,922

Issuance of common stock	5,361,979	5,362	55,177,971	—	55,183,333
Offering costs charged to paid-in capital	—	—	(48,567)	—	(48,567)
Net investment income	—	—	—	2,154,404	2,154,404
Net realized and unrealized gain (loss)	—	—	—	1,667,744	1,667,744
Dividends paid to common shareholders	—	—	—	(2,216,478)	(2,216,478)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(134)	134	—
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358

Issuance of common stock	9,087,597	9,088	95,307,579	—	95,316,667
Offering costs charged to paid-in capital	—	—	(89,207)	—	(89,207)
Net investment income	—	—	—	12,052,754	12,052,754
Net realized and unrealized gain (loss)	—	—	—	(7,134,450)	(7,134,450)
Dividends paid to common shareholders	—	—	—	(11,638,646)	(11,638,646)
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476

Issuance of common stock	6,293,534	6,294	65,210,373	—	65,216,667
Offering costs charged to paid-in capital	—	—	(57,985)	—	(57,985)
Net investment income	—	—	—	21,619,752	21,619,752
Net realized and unrealized gain (loss)	—	—	—	(1,091,916)	(1,091,916)
Dividends paid to common shareholders (1)	—	—	(173,167)	(21,608,892)	(21,782,059)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,809)	1,809	—
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935

(1) Dividends paid to common shareholders includes a tax return of capital of $173,167 for the year ended December 31, 2023.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$20,527,836	$4,918,304	$3,822,148
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(3,222)	—	1,580
Change in net unrealized (appreciation)/depreciation of investments	1,095,138	7,134,450	(1,669,324)
Net amortization of investment discounts and premiums	(1,383,117)	(1,061,078)	(279,930)
Amortization of deferred debt issuance costs	196,300	310,284	167,718
Interest and dividend income paid in kind	(1,535,999)	(228,972)	(26,479)
Changes in assets and liabilities:
Purchases of investments	(71,857,910)	(115,975,758)	(116,870,974)
Proceeds from disposition of investments	33,242,394	13,227,195	4,270,573
Decrease (increase) in interest receivable	(1,186,671)	(1,047,440)	(807,950)
Increase (decrease) in incentive fees payable	919,929	(304,622)	304,622
Increase (decrease) in payable for investments purchased	878,825	(10,093,643)	8,383,118
Increase (decrease) in management fees payable	(445,634)	445,634	—
Decrease (increase) in prepaid expenses and other assets	153,805	(160,929)	(76,199)
Increase (decrease) in reimbursements due to the Advisor	(135,752)	142,503	31,824
Increase (decrease) in interest and debt related payables	(23,359)	39,751	73,441
Increase (decrease) in accrued capital gains incentive fees	—	(165,778)	165,778
Increase (decrease) in accrued expenses and other liabilities	87,938	191,421	193,928
Net cash provided by (used in) operating activities	(19,469,499)	(102,628,678)	(102,316,126)

Financing activities
Draws on credit facilities	41,500,000	107,500,000	50,000,000
Repayments on credit facilities	(59,500,000)	(92,000,000)	(28,000,000)
Proceeds from shares of common stock sold	65,216,667	95,316,667	55,183,333
Payments of debt issuance costs	(100,000)	—	(618,638)
Payments of equity offering costs	—	—	(267,621)
Dividends paid in cash to stockholders	(26,132,059)	(7,288,646)	(2,216,478)
Net cash provided by (used in) financing activities	20,984,608	103,528,021	74,080,596

Net increase (decrease) in cash and cash equivalents (including restricted cash)	1,515,109	899,343	(28,235,530)
Cash and cash equivalents (including restricted cash) at beginning of period	2,856,829	1,957,486	30,193,016
Cash and cash equivalents (including restricted cash) at end of period	$4,371,938	$2,856,829	$1,957,486

Supplemental cash flow information
Interest payments	$2,471,146	$1,573,459	$205,413
Excise tax payments	1,809	—	—
Dividends payable	—	4,350,000	—

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$831,967	$824,767	$812,832	0.31%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$92,635	91,986	90,505	0.04%	F
								916,753	903,337	0.35%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	11.14%	11/20/2025	$1,654,446	1,582,760	1,196,164	0.46%	F

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.45%	4/30/2027	$986,936	974,548	915,877	0.35%	F
Commercial Services & Supplies
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.63%	8/23/2028	$1,616,820	1,584,241	1,591,436	0.61%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	8/23/2028	$1,121,398	1,098,024	1,103,792	0.43%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	ABR	0.75%	5.25%	13.75%	8/23/2027	$88,451	83,417	84,391	0.03%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	12.79%	8/31/2029	$1,076,305	1,063,711	1,028,948	0.40%	F
								3,829,393	3,808,567	1.47%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2030	$756,010	735,831	744,670	0.29%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.03%	2/1/2030	$120,359	112,223	115,732	0.04%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2029	$-	(3,154)	(1,853)	0.00%	E/F
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$1,287,222	1,261,476	1,255,041	0.49%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$-	(8,521)	(10,652)	—	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$-	(4,261)	(5,326)	0.00%	E/F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$1,399,731	1,375,359	1,326,945	0.51%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$1,959,310	1,932,364	1,857,426	0.71%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$477,680	469,844	452,841	0.18%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$-	(6,376)	(5,667)	0.00%	E/F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$531,621	520,222	520,988	0.20%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$294,698	288,068	288,804	0.11%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$820,278	802,538	803,872	0.31%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$23,722	19,597	19,852	0.01%	F
								7,495,210	7,362,673	2.85%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	11.86%	2/1/2028	$3,333,291	3,257,601	3,241,625	1.26%	D
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.71%	12/14/2027	$1,004,260	986,740	984,174	0.38%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$2,983,631	2,922,731	2,879,204	1.12%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$994,544	974,781	959,735	0.37%	F
								4,884,252	4,823,113	1.87%

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.04%	12/14/2029	$1,807,299	1,775,146	1,612,111	0.62%	F
								1,775,146	1,612,111	0.62%
Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.76% Cash + 3.00% PIK	15.11%	6/30/2026	$975,052	964,681	885,347	0.34%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.37%	4/30/2025	$4,150,811	$4,166,800	$4,001,381	1.55%	B/F
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	-	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$576,917	576,917	557,878	0.22%	B/F
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$1,084,631	1,084,631	1,072,700	0.42%	B/F
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$3,133,469	3,133,469	3,099,000	1.20%	B/F
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$-	-	(5,950)	0.00%	B/E/F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.72%	9/15/2027	$-	(5,700)	(3,477)	0.00%	E/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.72%	9/14/2029	$4,134,014	4,056,067	4,096,394	1.57%	F
Whele, LLC (Perch)	First Lien Incremental Term Loan	SOFR(M)	1.00%	11.50% PIK	13.82%	10/15/2025	$2,687,893	2,696,650	1,825,079	0.71%	F/J
								15,708,834	14,643,005	5.67%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.46%	3/26/2026	$2,576,194	2,560,556	2,534,717	0.98%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.46%	3/26/2026	$-	-	(1,535)	0.00%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.38%	8/29/2029	$416,794	408,684	420,962	0.16%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.60%	8/29/2029	$267,546	262,403	270,222	0.10%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.35%	8/31/2028	$-	(5,328)	-	0.00%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.63%	8/29/2029	$192,388	176,145	198,400	0.08%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.88%	8/29/2029	$441,152	428,726	445,564	0.17%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/29/2029	$3,375,346	3,310,986	3,409,099	1.32%	F
Apex Group Treasury LLC	Second Lien Incremental Term Loan	SOFR(Q)	0.50%	7.01%	12.38%	7/27/2029	$3,011,100	2,970,859	2,967,439	1.15%	C/F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	10.77%	9/30/2027	$-	(1,192)	(83)	0.00%	E/F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	10.75%	9/30/2027	$18,373	17,831	18,335	0.01%	F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	10.78%	9/30/2027	$621,906	612,597	621,284	0.24%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$786,417	773,457	771,082	0.30%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.50%	11.96%	8/19/2028	$3,718,941	3,646,818	3,654,412	1.42%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.46%	12/10/2027	$-	(3,501)	(5,367)	0.00%	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.46%	12/10/2027	$2,603,716	2,569,088	2,551,121	0.99%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.10%	11.46%	8/11/2028	$32,216	31,912	32,216	0.01%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.46%	8/11/2028	$1,197,025	1,186,094	1,197,025	0.46%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.97%	7/5/2026	$4,030,637	3,968,412	3,950,024	1.52%	F
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.87%	11/20/2030	$1,199,815	1,151,821	1,196,815	0.45%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.23%	10/4/2027	$2,461,017	2,449,653	2,425,019	0.94%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.26%	10/4/2027	$-	(582)	(2,063)	0.00%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	9.35%	14.69%	2/11/2025	$4,000,000	3,968,492	3,860,000	1.52%	B/F/I
								30,483,931	30,514,688	11.82%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.48%	12/29/2028	$1,775,043	1,745,303	1,728,005	0.67%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 0.50% PIK	11.75%	10/25/2027	$1,763,142	$1,738,919	$1,609,749	0.62%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.40%	11.75%	10/25/2027	$100,384	98,258	86,741	0.03%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.45%	6/28/2028	$3,696,814	3,643,151	3,064,658	1.20%	F/I
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$1,493,064	1,470,273	1,452,154	0.56%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	5/4/2028	$101,053	92,637	85,231	0.03%	F
								7,043,238	6,298,533	2.44%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	12.32%	5/6/2027	$1,129,873	1,116,502	1,108,405	0.43%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	6.90%	12.32%	5/6/2027	$-	(854)	(1,446)	0.00%	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$3,325,794	3,280,599	3,235,998	1.26%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$146,737	143,889	140,134	0.05%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.52%	10/2/2028	$800,332	797,422	780,323	0.30%	F
								5,337,558	5,263,414	2.04%
Hotels, Restaurants & Leisure
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.98%	8/7/2028	$2,656,461	2,586,419	2,608,646	1.01%	F
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.60%	12.97%	8/7/2028	$-	(3,853)	(2,746)	0.00%	E/F
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(S)	1.00%	7.50%	13.40%	8/7/2028	$-	(4,805)	(3,433)	—	E/F
								2,577,761	2,602,467	1.01%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.37%	11/9/2029	$2,007,400	1,957,919	1,927,104	0.75%	F

Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.96%	10/2/2028	$577,537	566,803	584,165	0.23%	F
Alera Group, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.60%	11.96%	10/2/2028	$330,451	324,974	333,756	0.13%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$2,167,992	2,130,883	2,146,312	0.83%	F
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$451,803	442,595	446,367	0.17%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2028	$-	(4,291)	(2,737)	—	E/F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.89%	8/27/2026	$2,852,056	2,813,755	2,852,056	1.10%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.39%	8/27/2026	$-	(150,352)	-	—	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.11%	11.47%	11/1/2028	$2,103,555	2,080,966	2,095,141	0.81%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan D	SOFR(M)	0.75%	6.11%	11.47%	7/19/2030	$-	(2,977)	1,583	0.00%	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.86%	7/19/2030	$157,944	154,866	159,523	0.06%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.47%	11/1/2028	$897,330	886,814	893,741	0.35%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.47%	11/1/2027	$584,321	578,466	581,984	0.23%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.11%	11.47%	11/1/2028	$358,592	354,395	357,158	0.14%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	SOFR(M)	0.75%	6.11%	11.47%	11/1/2027	$-	(955)	(398)	0.00%	E/F
								10,175,942	10,448,651	4.05%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.87%	8/22/2027	$1,856,341	$1,839,754	$1,821,071	0.71%	F
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	14.48%	10/25/2029	$2,853,861	2,809,558	1,712,316	0.66%
Civic Plus, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.15% Cash + 2.50% PIK	12.04%	8/25/2027	$981,301	967,414	979,240	0.38%	F
Civic Plus, LLC	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.46%	8/25/2027	$31,297	30,085	31,104	0.01%	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	SOFR(Q)	0.75%	4.15% Cash + 2.50% PIK	12.04%	8/25/2027	$249,241	245,994	248,717	0.10%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$-	(8,896)	(9,297)	0.00%	E/F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$4,140,263	4,039,766	4,037,998	1.56%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.47%	7/8/2027	$798,329	792,532	798,329	0.31%	F
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	12.96%	6/8/2028	$4,666,613	4,593,457	4,528,948	1.75%	F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.51%	13.89%	7/27/2029	$3,000,000	2,965,608	1,200,000	0.46%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	-	12.00%	12.00%	7/27/2028	$591,275	543,062	458,238	0.18%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.88%	2/1/2029	$1,450,838	1,418,666	1,466,798	0.57%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.13%	2/1/2029	$-	(3,857)	-	0.00%	E/F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.15%	13.56%	4/6/2027	$1,020,610	1,007,313	995,095	0.39%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.36%	8/16/2029	$1,632,483	1,604,585	1,631,177	0.63%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.36%	8/16/2028	$-	(2,047)	(292)	0.00%	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.57%	12/1/2027	$1,396,527	1,376,220	916,122	0.35%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.58%	12/1/2027	$224,881	221,743	147,522	0.06%	F
								24,440,957	20,963,086	8.12%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	11.79%	12/29/2027	$2,564,598	2,417,162	2,386,358	0.92%	F

IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$-	(9,126)	-	0.00%	E/F
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$4,548,580	4,453,457	4,616,809	1.78%	F
CrewLine Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$-	(9,046)	(3,693)	—	E/F
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$3,545,144	3,457,134	3,509,693	1.36%	F
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	0.00%	8.11%	13.47%	5/28/2029	$3,000,000	2,979,682	2,922,000	1.13%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	0.75%	4.26%	9.64%	5/13/2030	$-	(8,864)	(2,331)	0.00%	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.88%	5/13/2030	$3,885,090	3,791,151	3,861,780	1.50%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.35%	12/29/2028	$2,172,433	2,113,470	2,111,605	0.82%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.35%	12/30/2027	$-	(3,777)	(4,398)	0.00%	E/F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.28%	2/4/2029	$1,137,871	1,132,075	1,114,403	0.43%
								17,896,156	18,125,868	7.02%
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.10%	12.48%	5/25/2027	$1,038,077	1,006,790	1,045,603	0.40%	D

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$952,792	923,131	971,848	0.38%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$-	(2,350)	1,604	0.00%	E/F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$-	(3,741)	-	0.00%	E/F
								917,040	973,452	0.38%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Media
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.50%	10/1/2027	$1,485,765	$1,458,295	$1,432,032	0.55%	F
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	11.00%	10/1/2027	$-	(936)	(4,144)	0.00%	E/F
NEP Group, Inc. et al	First Lien Term Loan	SOFR(M)	-	3.36%	8.72%	8/19/2026	$296,525	273,042	283,923	0.11%
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	-	7.11%	12.47%	10/19/2026	$130,856	124,942	105,339	0.04%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.5% PIK	12.89%	12/31/2024	$3,394,711	3,362,508	3,208,002	1.25%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.00%	8/23/2026	$1,432,130	1,414,467	1,273,164	0.49%	F
								6,632,318	6,298,316	2.44%
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	10/2/2029	$1,043,941	1,013,163	1,017,843	0.39%	F

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$232,256	225,311	224,289	0.09%	F
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$159,616	154,546	150,491	0.06%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$3,955,459	3,892,094	3,819,787	1.47%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.15%	11.56%	12/23/2026	$1,528,890	1,492,675	1,473,850	0.57%	F
								5,764,626	5,668,417	2.19%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	14.57%	9/11/2026	$4,079,555	3,929,847	3,528,815	1.37%	F

Professional Services
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.61%	6/30/2028	$378,936	365,100	356,696	0.14%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	10.61%	6/30/2028	$-	(2,930)	(7,108)	0.00%	E/F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.61%	6/30/2028	$919,815	905,118	885,506	0.34%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	11.11%	6/30/2028	$320,821	314,657	314,533	0.12%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.13%	4/26/2030	$1,988,125	1,955,722	1,739,609	0.67%	—
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.97%	5/14/2029	$3,000,000	2,981,438	3,000,000	1.16%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.375% Cash + 3.875% PIK	12.62%	8/18/2028	$4,568,215	4,505,279	4,538,521	1.76%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$-	-	(6,071)	—	E/F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.10%	8/18/2028	$69,841	64,102	67,122	0.03%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.22%	2/17/2025	$4,272,200	4,237,474	4,161,123	1.61%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.22%	2/17/2025	$1,750,000	1,737,963	1,704,501	0.66%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.46%	9/30/2026	$1,438,230	1,430,110	1,428,018	0.55%	F
								18,494,033	18,182,450	7.04%
Real Estate Management & Development
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.97%	3/21/2027	$1,847,720	1,819,539	1,832,939	0.71%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.84%	3/2/2026	$2,800,000	2,800,000	2,780,400	1.08%	C/F
								4,619,539	4,613,339	1.79%
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Delayed Draw Term Loan	SOFR(M)	1.00%	7.68%	13.15%	4/8/2025	$483,350	479,507	481,417	0.19%	F
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.68%	13.18%	4/8/2025	$1,000,000	993,654	996,000	0.39%	F
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(M)	1.00%	7.68%	13.18%	4/8/2025	$3,516,650	3,494,812	3,502,584	1.35%	F
								4,967,973	4,980,001	1.93%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.79%	12/29/2027	$734,769	$723,977	$668,640	0.26%	—
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.46%	12/29/2026	$195,123	170,320	160,036	0.06%	F
								894,297	828,676	0.32%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.97%	12/29/2025	$958,030	953,081	950,365	0.37%	F/I
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.97%	12/29/2025	$417,946	410,352	414,603	0.16%	F/I
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.47%	3/11/2027	$3,443,467	3,418,447	3,453,109	1.34%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.65% Cash + 3.25% PIK	12.20%	4/13/2027	$1,826,435	1,807,460	1,767,989	0.68%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.04%	4/13/2027	$105,637	104,237	101,736	0.04%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.75%	13.19%	4/30/2026	$1,718,347	1,690,424	1,735,531	0.67%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.14%	4/30/2026	$195,562	191,408	195,562	0.08%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$-	(9,630)	(6,891)	0.00%	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$4,111,310	4,012,457	4,041,417	1.56%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$3,238,338	3,210,194	3,156,085	1.22%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.35%	9/8/2027	$946,990	934,053	933,637	0.36%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$75,278	72,885	68,904	0.03%	F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$-	(4,921)	-	0.00%	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$2,242,403	2,190,733	2,246,888	0.87%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$-	(7,620)	(8,844)	0.00%	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$3,577,261	3,510,037	3,502,138	1.36%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$1,867,275	1,838,594	1,865,968	0.72%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$-	(26,147)	(915)	0.00%	E/F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$1,442,902	1,431,574	1,441,892	0.56%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	PRIME(Q)	0.75%	5.25%	13.75%	7/9/2029	$31,842	26,771	31,619	0.01%	F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	11.53%	10/23/2026	$735,019	730,512	716,864	0.28%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	3.10% Cash + 3.00% PIK	11.46%	12/17/2027	$3,540,641	3,478,211	3,426,279	1.33%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	3.25% Cash + 3.00% PIK	11.43%	12/17/2027	$188,194	188,692	182,115	0.07%	F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	11.52%	12/17/2027	$243,397	240,063	235,292	0.09%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/7/2028	$2,796,125	2,738,002	2,754,463	1.07%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$3,477,681	3,434,512	3,460,292	1.34%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$12,968	10,476	11,914	0.00%	F
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$53,260	50,728	52,204	0.02%	F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.21%	11/1/2027	$943,443	927,233	942,594	0.36%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.86%	3/1/2028	$2,373,141	2,338,326	2,327,577	0.90%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	11.86%	3/1/2028	$127,282	116,995	113,135	0.04%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.40%	9/15/2025	$746,251	741,352	729,311	0.28%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.97%	4/28/2028	$650,015	643,515	629,865	0.24%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.85%	4/28/2028	$403,876	399,543	390,442	0.15%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.85%	4/28/2028	$-	(867)	(2,687)	0.00%	E/F/I
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$-	(471)	(316)	0.00%	E/F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$28,967	28,479	28,652	0.01%	F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$608,358	601,294	601,726	0.23%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.50%	3/31/2027	$1,519,185	1,501,338	1,493,359	0.58%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.51%	3/31/2027	$162,541	160,730	159,778	0.06%	B/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.10%	2/19/2029	$1,958,057	1,927,768	1,940,434	0.75%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.10%	2/19/2029	$244,757	237,474	240,352	0.09%	F
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.10%	2/19/2029	$-	(1,797)	(1,101)	0.00%	E/F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.90%	11.25%	6/30/2028	$2,679,011	$2,641,205	$2,599,980	1.01%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90%	11.25%	6/30/2028	$787,661	778,983	764,425	0.30%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.90%	11.25%	6/30/2027	$120,619	118,160	114,588	0.04%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$78,534	70,795	70,618	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$3,573,315	3,469,883	3,470,404	1.34%	F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$3,020,023	2,970,388	3,035,123	1.19%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$-	(12,020)	3,679	—	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$-	(4,963)	-	0.00%	E/F
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$2,436,125	2,403,894	2,316,755	0.90%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$446,056	441,156	424,199	0.16%	F
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$-	(2,951)	(10,889)	—	E/F
								59,121,027	59,112,219	22.89%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	7.60%	12.96%	7/2/2026	$2,706,382	2,676,133	2,627,896	1.02%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.60%	10.96%	12/29/2028	$531,158	522,986	527,121	0.20%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.13%	11.47%	12/29/2028	$-	(2,084)	(948)	0.00%	E/F
								3,197,035	3,154,069	1.22%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.27%	2/17/2026	$94,286	93,148	95,794	0.04%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.00%	6.51%	11.86%	9/17/2026	$4,415,025	4,349,278	4,371,758	1.69%	B/F

Total Debt Investments - 106.07% of Net Assets								260,465,219	253,520,745	98.17%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	376	-	40,130	0.02%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	1,249	-	133,306	0.05%	F/G/H
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	40,940	-	-	0.00%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	57,342	0.02%	B/F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	19	-	82,638	0.03%	B/F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	422	-	31,236	0.01%	B/F/G/H
								-	344,652	0.13%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	2,394	-	10,222	0.00%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock					8/27/2031	299	-	72	0.00%	B/F/G/H
								-	10,294	0.00%
Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units					3/6/2033	5,517	-	-	0.00%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	1,122	-	224	0.01%	F/G/H

Total Equity Securities - 0.15% of Net Assets								-	355,170	0.14%

Total Investments - 106.22% of Net Assets								260,465,219	253,875,915	98.31%

Cash and Cash Equivalents - 1.83% of Net Assets									4,371,938	1.69%

Total Cash and Investments - 108.05% of Net Assets									258,247,853	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2023

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $73,393,909 and $33,242,394 respectively, for the year ended December 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2023 was $253,875,915 or 98.3% of total cash and investments of the Company. As of December 31, 2023, approximately 13.4% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2023

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

December 31, 2023

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

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the COVID-19 pandemic that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

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

At December 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$9,399,141	$—	$9,399,141
3	Independent third-party valuation sources that employ significant unobservable inputs	244,121,603	354,947	244,476,550
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$253,520,744	$355,171	$253,875,915

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$232,076,026	Income approach	Discount rate	9.6%-29.7% (12.9%)
	8,598,975	Market quotations	Indicative bid/ask quotes	1 (1)
	2,888,723	Market comparable companies	Revenue Multiples	0.6x-0.9x (0.8x)
	557,879	Option Pricing Model	EBITDA/Revenue multiples	1.9x (1.9x)
			Implied volatility	65.0% (65.0%)
			Term	1.3 years (1.3 years)
Equity	354,947	Option Pricing Model	EBITDA/Revenue multiples	0.6x-15.3x (9.6x)
			Implied volatility	50.0%-65.0% (55.9%)
			Term	1.0 year-2.5 years (2.0 years)
$244,476,550

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$202,878,661	$549,038	$203,427,699
Net realized and unrealized gains (losses)	135,762	(190,585)	(54,823)
Acquisitions (1)	72,124,415	—	72,124,415
Dispositions	(31,737,010)	—	(31,737,010)
Transfers into Level 3 (2)	1,664,208	—	1,664,208
Transfers out of Level 3 (3)	(944,433)	—	(944,433)
Reclassifications within Level 3 (4)	—	(3,506)	(3,506)
Ending balance	$244,121,603	$354,947	$244,476,550
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(100,356)	$(167,749)	$(268,105)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred to Level 3 due to reduced number of market quotes
(3)
Comprised of one investment that was transferred from Level 3 due to increased number of market quotes
(4)
Comprised of one investment that was reclassified to Valuation Designee Valuation

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$—	$—
Net realized and unrealized gains (losses)	—	(3,282)	(3,282)
Reclassifications within Level 3 (1)	—	3,506	3,506
Ending balance	$—	$224	$224

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(3,282)	$(3,282)

__________________________

(1)
Comprised of one investment that was reclassified from Independent Third-Party Valuation

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

December 31, 2023

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

__________________________

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2023, included in cash and cash equivalents was $1,804,895 (0.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%. At

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

December 31, 2022, included in cash and cash equivalents was $1,113,076 (0.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%. There was no restricted cash at December 31, 2023 or 2022.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2023 and December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at December 31, 2023 and December 31, 2022.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2022, the Company incurred $71,685 in organizational expenses. During the year ended December 31, 2023, the Company did not incur any additional organizational expenses. From November 30, 2020 through December 31, 2023, the Company had incurred a total of $267,621 in offering costs, of which $218,557 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company's U.S. federal tax returns generally remains open for a period of three years after they are filed. The statutes of limitations on the Company's state and local tax returns may remain open for an additional year depending upon the jurisdiction.

Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2023, and December 31, 2022, the following permanent differences, attributable to the treatment of expenses were reclassified to to the following accounts:

	December 31, 2023	December 31, 2022
Paid-in Capital	$(1,809)	$—
Accumulated Earnings (Losses)	1,809	—

The tax character of distributions paid was as follows:

	December 31, 2023	December 31, 2022
Ordinary income	$21,608,892	$11,638,646
Return of Capital	173,167	—
	$21,782,059	$11,638,646

As of December 31, 2023 and December 31, 2022, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2023	December 31, 2022
Undistributed Ordinary Income	$—	$341,562
Non-Expiring Capital Loss Carryforwards (1)	(218,219)	—
Net Unrealized Gains (Losses) (2)	(6,071,048)	(5,551,582)
Total Accumulated Earnings (Losses)	$(6,289,267)	$(5,210,020)

____________________________

(1) Amount available to offset future realized capital gains.

(2) The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the treatment of expenses and will reverse in subsequent periods, the accrual of income on securities in default, and the timing and recognition of realized gains (losses) for tax purposes.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

As of December 31, 2023 and December 31, 2022, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022
Tax Cost	$259,777,529	$218,927,365

Gross Unrealized Appreciation	2,053,159	958,845
Gross Unrealized Depreciation	(7,954,773)	(6,453,009)
Net Unrealized Appreciation (Depreciation)	$(5,901,614)	$(5,494,164)

Important Tax Information (Unaudited)

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends and qualified short-term capital gains eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal year ended December 31, 2023.

December 31, 2023
Interest Related Dividends for Non-U.S. Residents	19,509,899
Qualified Short-Term Capital Gains	307,972

______________________________

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

3. Management Fees, Incentive Fees and Other Expenses

On November 30, 2020, the Company entered into an investment management agreement with the Advisor (the “Investment Management Agreement”). Under the Investment Management Agreement, the Advisor, for its service to the Company, is entitled to receive a management fee from the Company and an incentive fee. The management fee is calculated at an annual rate of 0.90% of the

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

3. Management Fees, Incentive Fees and Other Expenses (Continued)

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of December 31, 2023, the Company's cumulative performance exceeded the total return hurdle and as such the incentive fee for the year included $4,585,541.

There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the year ended December 31, 2023. For December 31, 2022 incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $(165,778), a reversal of the amount accrued as of December 31, 2021. For the year ended December 31, 2021 incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $165,778. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

Total expenses related to debt included the following:

	Twelve Months Ended December 31,
	2023	2022	2021
Interest expense	$2,458,091	$1,532,056	$256,451
Amortization of deferred debt issuance costs	196,300	310,284	167,718
Commitment fees	51,137	81,154	22,403
Total	$2,705,528	$1,923,494	$446,572

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

4. Debt (Continued)

At December 31, 2023, there was $19.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.31%. At December 31, 2022, there was $37.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 3.94%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of December 31, 2023 and December 31, 2022, the estimated fair value of the outstanding debt approximated their carrying values.

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

December 31, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2023	December 31, 2022
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/31/2028	711,007	1,086,379
Alcami Corporation	12/21/2028	208,524	208,524
Alera Group, Inc.	10/2/2028	85,332	294,478
Alpine Acquisition Corp II (48Forty)	11/30/2026	106,411	266,026
AmeriLife Holdings, LLC	8/31/2029	365,529	456,227
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2027	16,252	81,259
Avalara, Inc.	10/19/2028	454,858	454,858
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	65,187	54,757
Bluefin Holding, LLC (Allvue)	9/12/2030	405,340	N/A
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	175,648	644,621
CBI-Gator Acquisition, LLC	10/25/2027	56,430	403,964
Cherry Bekaert Advisory, LLC	6/30/2028	604,094	346,086
Civic Plus, LLC	8/25/2027	60,754	92,051
Crewline Buyer, Inc.	11/8/2030	369,286	N/A
CSG Buyer, Inc. (Core States)	3/31/2028	639,097	639,097
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	N/A
E-Discovery AcquireCo, LLC (Reveal)	8/29/2029	376,388	N/A
Elevate Brands OpCo, LLC	3/15/2027	N/A	2,408,880
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	72,985	137,033
ESO Solutions, Inc.	5/3/2027	97,824	244,561
Foreside Financial Group, LLC	9/30/2027	103,156	127,908
Freedom Financial Network Funding, LLC	9/21/2027	N/A	994,544
Fusion Holding Corp. (Finalsite)	9/15/2027	340,879	340,879
Fusion Risk Management, Inc.	5/22/2029	421,160	377,961
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	788,388
GC Waves Holdings, Inc. (Mercer)	8/11/2028	N/A	54,633
Grey Orange Incorporated	5/6/2026	N/A	244,474
Greystone Select Company II, LLC (Passco)	3/21/2027	N/A	2,668,930
GTY Technology Holdings Inc.	7/9/2029	1,593,914	318,422
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	N/A	1,045,346
ICIMS, Inc.	8/18/2028	1,282,316	1,584,575
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	7,528	752,775
Integrity Marketing Acquisition, LLC	8/31/2030	2,880,792	2,880,792
Kaseya, Inc.	6/25/2029	356,002	421,554
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	609,564	734,415
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	311,668	N/A
Madison Logic Holdings, Inc.	12/30/2027	157,087	157,087
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	176,902	966,563
Oak Purchaser, Inc. (DaySmart)	4/28/2028	116,136	374,409
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	N/A	186,139
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	181,355	N/A
Oversight Systems, Inc.	9/24/2026	28,967	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	257,714	217,515
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	476,394	577,448
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	132,507
Security Services Acquisition Sub Corp. (Protos)	9/30/2026	N/A	3,678
SellerX Germany GmbH & Co. KG (Germany)	5/23/2026	540,918	1,211,157
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	N/A	162,541
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	343,261	N/A
Smarsh, Inc.	2/19/2029	367,136	367,136
Streamland Media Midco LLC	8/31/2023	N/A	1,083,996
Suited Connector, LLC	12/1/2027	N/A	327,967
Supergoop, LLC	12/29/2028	124,734	72,628
Tahoe Finco, LLC (Talend)	10/1/2027	N/A	336,123
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	N/A	184,181
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	83,820	134,346
Trintech, Inc.	7/25/2029	196,336	N/A
Vortex Finance Sub, LLC	9/4/2029	453,132	N/A
Wealth Enhancement Group, LLC	10/4/2027	608,464	1,703,089
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zendesk Inc.	11/22/2028	1,038,830	1,038,830
Zilliant Incorporated	12/21/2027	222,222	777,778
Total Unfunded Balances		$19,407,968	$31,680,894

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2023 and December 31, 2022, amounts reimbursable to the Advisor totaled $149,535 and $285,287 respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2023, 2022, and 2021, $320,583, $375,798, and $381,314 of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of December 31, 2023, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of December 21, 2023, $245.8 million (81.7% of total commitments) had been called. During the year ended December 31, 2023, the Company issued 6,293,534 shares, with an average purchase price of $10.35 per share net of offering costs, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the years ended December 31, 2023 and 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
October 26, 2023	November 16, 2023	November 30, 2023	Regular	$0.27	$6,046,608
December 21, 2023	December 26, 2023	December 29, 2023	Regular	$0.30	$6,600,000
				$1.00	$21,782,059

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 16, 2022	June 16, 2022	June 30, 2022	Regular	$0.12	$1,401,289
July 28, 2022	September 16, 2022	September 30, 2022	Regular	$0.17	$2,500,426
October 27, 2022	December 16, 2022	December 30, 2022	Regular	$0.19	$3,386,931
December 15, 2022	December 29, 2022	January 12, 2023	Regular	$0.25	$4,350,000
				$0.73	$11,638,646

8. Subsequent Events

The Company has reviewed subsequent events occurring through the date that these financial statements were available to be issued, and determined that no subsequent events occurred requiring accrual or disclosure.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

9. Financial Highlights

The financial highlights below show the Company's results of operations for the years ended December 31, 2023, 2022, 2021 and for the period from November 30 (Inception) to December 31, 2020.

	For the Year Ended December 31,			For the period from November 30 (Inception) to December 31,
	2023	2022	2021	2020
Per Common Share
Per share NAV at beginning of period	$10.03	$10.34	$9.92	$10.00

Offering costs	—	—	—	(0.01)

Investment operations: (1)
Net investment income	1.09	0.94	0.39	(0.06)
Net realized and unrealized gain (loss)	(0.06)	(0.52)	0.30	(0.01)
Total from investment operations	1.03	0.42	0.69	(0.07)
Dividends to common shareholders	(1.00)	(0.73)	(0.27)	—
Per share NAV at end of period	$10.06	$10.03	$10.34	$9.92

Total return based on net asset value: (2)	10.27%	4.06%	6.96%	(0.72)%

Shares outstanding at end of period	23,753,110	17,459,576	8,371,979	3,010,000
Ratios to average net asset value: (3)
Net investment income	10.35%	9.48%	3.94%	(1.25)%
Expenses before incentive fee (4)	2.94%	3.59%	3.59%	1.30%
Expenses and incentive fee (5)	5.14%	3.62%	4.45%	1.30%

Ending net asset value	$239,013,935	$175,109,476	$86,602,358	$29,861,922
Portfolio turnover rate	14.1%	8.1%	8.0%	0.0%
Weighted-average debt outstanding	$34,341,507	$38,623,699	$8,718,219	$93,750
Weighted-average interest rate on debt	7.3%	4.2%	3.2%	12.0%
Weighted-average number of shares of common stock	20,136,022	12,201,765	5,316,154	1,975,347
Weighted-average debt per share	$1.71	$3.17	$1.64	$0.03

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2023

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last three fiscal years and the year ended December 31, 2023.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of December 31, 2023	$110,000	$13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2022	110,000	4,904	—	N/A
Fiscal Year 2021	110,000	272,472	—	N/A
Capital Call Facility
As of December 31, 2023	$19,500,000	$13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

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

December 31, 2023

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

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(2)
4.2	Description of Securities(3)
10.1	Investment Management Agreement(2)
10.2	Administration Agreement(2)
10.3	Custody Agreement(2)
10.4	Loan Services Addendum to Custody Agreement(2)
10.5	Form of Promissory Note(1)
10.6	Organizational Cost Agreement(1)
10.7	License Agreement(2)
10.8	Revolving Credit Agreement, dated as of June 18, 2021, by and between The Company, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, lead arranger and a lender(4)
10.9

Amendment No. 1 to Revolving Credit Agreement, dated as of June 15, 2023, by and between the Company, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, letter of credit issuer and a lender*

14.1	Code of Ethics of Registrant and the Manager(1)
19.1	Insider Trading Policy*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date	Signature	Title
March 1, 2024	/s/ Eric J. Draut	Director
Eric J. Draut

March 1, 2024	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

March 1, 2024	/s/ Karen Leets	Director
Karen Leets

March 1, 2024	/s/ Nik Singhal	Director and Chief Executive Officer
Nik Singhal

March 1, 2024	/s/ John Doyle	Director, President and Chief Operating Officer
John Doyle

March 1, 2024	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar