Form 10-Q
period 2024-03-31
BlackRock Direct Lending Corp.
filed 2024-05-02
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ____ to ____

Commission File Number: 814-01378

BLACKROCK DIRECT LENDING CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3439073
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28th Street, Suite 1000
Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

(310) 566-1094

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of May 2, 2024 was 23,753,110.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $268,621,315 and $260,465,219, respectively)	$259,790,920	$253,875,915
Total investments (cost of $268,621,315 and $260,465,219, respectively)	259,790,920	253,875,915

Cash and cash equivalents	4,102,390	4,371,938
Interest receivable	3,284,005	3,043,248
Receivable for investments sold	531,533	—
Deferred offering costs	49,064	49,064
Deferred debt issuance costs	28,713	45,960
Prepaid expenses and other assets	84,978	105,409
Total assets	267,871,603	261,491,534

Liabilities
Debt (net of deferred issuance costs of $14,491 and $14,626, respectively)	23,095,509	19,595,374
Incentive fees payable (Note 3)	903,878	919,929
Interest and debt related payables	78,446	89,833
Reimbursements due to the Advisor	67,965	149,535
Payable for investments purchased	—	1,151,822
Accrued expenses and other liabilities	591,179	571,106
Total liabilities	24,736,977	22,477,599

Commitments and contingencies (Note 5)

Net assets	$243,134,626	$239,013,935

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 23,753,110 and 23,753,110 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$23,754	$23,754
Paid-in capital in excess of par	245,279,448	245,279,448
Distributable earnings (loss)	(2,168,576)	(6,289,267)
Total net assets	243,134,626	239,013,935
Total liabilities and net assets	$267,871,603	$261,491,534

Net assets per share	$10.24	$10.06

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
Investment income	2024	2023
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$8,131,636	$6,886,519
PIK income:
Non-controlled, non-affiliated investments	571,638	154,786
Other income:
Non-controlled, non-affiliated investments	1,422	19,625
Total investment income	8,704,696	7,060,930

Operating expenses
Incentive fees earned	903,878	—
Management fees	575,358	478,894
Interest and other debt expenses	480,937	856,354
Professional fees	163,067	66,617
Administrative expenses	100,079	78,292
Director fees	30,968	31,500
Custody and transfer agent fees	19,860	17,840
Insurance expense	6,803	6,746
Other operating expenses	96,602	32,897
Total operating expenses	2,377,552	1,569,140

Net investment income before taxes	6,327,144	5,491,790

Excise tax expense	—	1,809
Net investment income	6,327,144	5,489,981

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	34,638	(4,768)
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(2,241,091)	(791,978)
Net realized and unrealized gain (loss)	(2,206,453)	(796,746)

Net increase (decrease) in net assets from operations	$4,120,691	$4,693,235

Earnings per share (2)	$0.18	$0.27

Basic and diluted weighted average shares outstanding	23,753,110	17,481,246

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935
Net investment income	—	—	—	6,327,144	6,327,144
Net realized and unrealized gain	—	—	—	(2,206,453)	(2,206,453)
Balance at March 31, 2024	23,753,110	$23,754	$245,279,448	$(2,168,576)	$243,134,626

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476
Issuance of common stock	1,950,275	1,950	20,064,717	—	20,066,667
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,489,981	5,489,981
Net realized and unrealized gain	—	—	—	(796,746)	(796,746)
Balance at March 31, 2023	19,409,851	$19,410	$200,348,912	$(516,785)	$199,851,537

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$4,120,691	$4,693,235
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(34,638)	4,768
Change in net unrealized (appreciation)/depreciation of investments	2,241,091	791,978
Net amortization of investment discounts and premiums	(285,767)	(463,948)
Amortization of deferred debt issuance costs	42,330	76,508
Interest and dividend income paid in kind	(571,638)	(154,786)
Changes in assets and liabilities:
Purchases of investments	(8,981,063)	(16,034,280)
Proceeds from disposition of investments	1,717,010	1,078,697
Decrease (increase) in receivable for investments sold	(531,533)	—
Decrease (increase) in interest receivable	(240,757)	(121,683)
Decrease (increase) in prepaid expenses and other assets	20,431	1,343
Increase (decrease) in payable for investments purchased	(1,151,822)	(2,266)
Increase (decrease) in reimbursements due to the Advisor	(81,570)	49,347
Increase (decrease) in incentive fees payable	(16,051)	—
Increase (decrease) in interest and debt related payables	(11,387)	48,364
Increase (decrease) in management fees payable	—	(445,634)
Increase (decrease) in accrued expenses and other liabilities	20,073	(108,567)
Net cash provided by (used in) operating activities	(3,744,600)	(10,586,924)

Financing activities
Draws on credit facilities	3,500,000	16,000,000
Proceeds from shares of common stock sold	—	20,066,667
Payments of debt issuance costs	(24,948)	—
Dividends paid in cash to stockholders	—	(4,350,000)
Net cash provided by (used in) financing activities	3,475,052	31,716,667

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(269,548)	21,129,743
Cash and cash equivalents (including restricted cash) at beginning of period	4,371,938	2,856,829
Cash and cash equivalents (including restricted cash) at end of period	$4,102,390	$23,986,572

Supplemental cash flow information
Interest payments	$438,169	$807,990
Excise tax payments	—	1,809

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.19%	4/15/2026	$823,810	$817,257	$811,453	0.31%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.19%	4/15/2026	$92,635	92,054	91,246	0.03%	F
								909,311	902,699	0.34%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	11.07%	11/20/2025	$1,654,446	1,591,504	1,212,709	0.46%	F

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.41%	4/30/2027	$984,408	972,917	933,219	0.36%	F
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.33%	2/22/2030	$83,333	81,667	83,333	0.03%	F
								1,054,584	1,016,552	0.39%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.31%	1/31/2031	$3,952,069	3,873,027	3,880,932	1.49%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.31%	1/31/2031	$-	(11,292)	(10,162)	0.00%	E/F
								3,861,735	3,870,770	1.49%
Commercial Services & Supplies
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.82%	8/23/2028	$1,612,726	1,581,758	1,588,697	0.59%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	12.09%	8/23/2028	$1,118,575	1,096,420	1,101,908	0.42%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	PRIME	0.75%	5.25%	14.00%	8/23/2027	$128,254	123,363	124,486	0.05%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	12.74%	8/31/2029	$1,076,305	1,064,211	1,042,940	0.40%	F
								3,865,752	3,858,031	1.46%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	11.42%	2/1/2030	$754,105	734,921	759,384	0.29%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	11.71%	2/1/2030	$120,058	112,248	122,215	0.05%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	11.42%	2/1/2029	$-	(3,001)	-	0.00%	E/F
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.26%	11.57%	3/31/2028	$1,283,946	1,258,267	1,263,403	0.47%	F
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.26%	11.57%	3/31/2028	$-	(8,521)	(6,817)	—	E/F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.26%	11.57%	3/31/2028	$-	(4,261)	(3,409)	0.00%	E/F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$1,396,172	1,373,854	1,203,500	0.46%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$1,954,350	1,929,894	1,684,650	0.63%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$477,680	470,350	411,760	0.16%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.33%	9/4/2029	$1,112,184	1,088,770	1,109,959	0.42%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.33%	9/4/2029	$530,290	513,117	528,663	0.20%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	13.50%	9/4/2029	$33,396	29,447	33,009	0.01%	F
								7,495,085	7,106,317	2.69%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	11.81%	2/1/2028	$3,288,933	3,218,247	3,272,489	1.24%	D/F
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.68%	12/14/2027	$1,004,260	988,057	994,217	0.38%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$2,983,631	2,925,908	2,909,041	1.10%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$994,544	975,217	969,680	0.37%	F
								4,889,182	4,872,938	1.85%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.99%	12/14/2029	$1,807,299	1,776,033	1,617,532	0.61%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.76% Cash + 3.00% PIK	15.07%	6/30/2026	$972,600	963,336	887,011	0.34%	F
Diversified Consumer Services
Razor Group Holdings II, Inc. (US Newco)	First Lien A Term Loan	Fixed	0.00%	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$4,314,422	$4,330,411	$4,008,098	1.52%	B/F
Razor Group Holdings II, Inc. (US Newco)	First Lien C Term Loan	Fixed	-	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$578,632	578,632	383,054	0.15%	B/F
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.31%	5/23/2026	$4,265,553	4,265,553	4,198,263	1.59%	B/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.56%	9/14/2029	$4,123,574	4,048,210	4,087,287	1.55%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.56%	9/15/2027	$-	(5,320)	(3,272)	-0.01%	E/F
								13,217,486	12,673,430	4.80%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.43%	3/26/2026	$2,502,218	2,488,862	2,476,946	0.94%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.43%	3/26/2026	$-	-	(963)	0.00%	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.31%	8/29/2029	$415,749	408,126	419,907	0.16%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.55%	8/29/2029	$266,874	261,908	269,543	0.10%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.57%	8/31/2028	$151,091	146,037	151,091	0.06%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.58%	8/29/2029	$466,941	451,332	472,954	0.18%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.59%	8/29/2029	$440,044	428,164	444,444	0.17%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.30%	8/29/2029	$3,366,822	3,304,657	3,400,490	1.29%	F
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.10%	3/14/2030	$-	(2,512)	(2,512)	0.00%	E/F
Apex Group Treasury LLC	Second Lien Term Loan	SOFR(Q)	0.50%	7.01%	10.75%	7/27/2029	$3,011,100	2,972,793	2,968,945	1.13%	C/F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	10.74%	9/30/2027	$-	(610)	(593)	0.00%	E/F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	10.74%	9/30/2027	$-	(507)	(498)	0.00%	E/F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	10.74%	9/30/2027	$657,872	648,879	649,320	0.25%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$784,446	772,361	770,013	0.29%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.50%	11.96%	8/21/2028	$885,613	861,170	876,846	0.33%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$2,824,007	2,780,736	2,772,045	1.05%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	11.18%	12/10/2027	$-	(3,281)	(4,118)	0.00%	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	5.75%	11.18%	12/10/2027	$2,597,074	2,565,173	2,556,819	0.97%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.35%	10.68%	8/11/2029	$32,136	31,858	32,457	0.01%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	5.35%	10.68%	8/11/2029	$1,194,017	1,183,951	1,205,958	0.46%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.95%	7/5/2026	$4,030,637	3,974,192	3,958,085	1.49%	F
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.81%	12/29/2030	$1,196,815	1,148,942	1,204,296	0.45%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.06%	10/4/2027	$2,771,704	2,761,354	2,729,973	1.03%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.06%	10/4/2027	$-	(544)	(2,396)	0.00%	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	9.35%	14.68%	2/11/2027	$1,034,500	1,014,991	1,002,431	0.38%	B/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	9.40%	14.74%	2/11/2027	$3,103,500	3,044,964	3,007,292	1.14%	B/F
								31,242,996	31,358,775	11.88%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.41%	12/29/2028	$1,775,043	1,747,273	1,730,135	0.66%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 0.50% PIK	11.21%	10/25/2027	$1,765,346	$1,742,718	$1,650,599	0.63%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.90%	11.71%	10/25/2027	$125,595	123,617	115,393	0.04%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	12.41%	6/28/2028	$3,696,814	3,646,944	2,783,701	1.05%	F/I
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.34%	5/4/2028	$1,489,274	1,467,968	1,450,553	0.55%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.32%	5/4/2028	$346,216	338,310	331,209	0.13%	F
								7,319,557	6,331,455	2.40%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.48%	5/6/2027	$1,127,019	1,114,686	1,107,860	0.42%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	PRIME	1.00%	8.50%	14.50%	5/6/2027	$7,609	6,820	6,315	0.00%	F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.35%	5/3/2027	$3,325,794	3,282,490	3,259,278	1.24%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.35%	5/3/2027	$146,737	144,042	141,845	0.05%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.43%	10/2/2028	$800,332	797,656	764,317	0.29%	F
								5,345,694	5,279,615	2.00%
Hotels, Restaurants & Leisure
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.92%	8/7/2028	$2,649,787	2,583,944	2,604,474	0.98%	F
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.60%	12.92%	8/7/2028	$152,561	148,931	149,952	0.06%	F
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.92%	8/7/2028	$-	(4,549)	(3,261)	0.00%	E/F
								2,728,326	2,751,165	1.04%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.31%	11/9/2029	$2,002,382	1,955,391	1,972,346	0.75%	F

Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	10.68%	10/2/2028	$661,195	651,099	663,179	0.25%	F
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.60%	10.68%	10/2/2028	$329,615	324,445	330,603	0.13%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	8/31/2029	$2,162,517	2,126,909	2,147,380	0.81%	F
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.24%	8/31/2029	$542,227	533,392	538,432	0.20%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.08%	8/31/2028	$-	(4,066)	(1,916)	—	E/F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.84%	8/27/2026	$2,844,890	2,810,490	2,844,890	1.07%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.84%	8/27/2026	$-	(136,759)	-	—	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.11%	11.44%	11/1/2028	$2,098,189	2,077,458	2,098,189	0.80%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan D	SOFR(M)	0.75%	6.11%	11.83%	7/19/2030	$-	(2,868)	3,167	0.00%	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.83%	7/19/2030	$157,548	154,660	160,699	0.06%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.44%	11/1/2028	$895,055	885,206	895,055	0.34%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.44%	11/1/2027	$582,830	577,515	582,830	0.22%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.11%	11.44%	11/1/2028	$357,682	353,753	357,682	0.14%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	SOFR(M)	0.75%	6.11%	11.44%	11/1/2027	$-	(893)	-	0.00%	E/F
								10,350,341	10,620,190	4.02%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.82%	8/22/2027	$1,856,341	$1,840,508	$1,839,634	0.70%	F
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	14.44%	10/25/2029	$2,853,861	2,810,936	827,620	0.31%
Civic Plus, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.15% Cash + 2.50% PIK	9.49%	8/25/2027	$987,502	974,474	984,836	0.37%	F
Civic Plus, LLC	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	9.49%	8/25/2027	$-	(1,132)	(249)	0.00%	E/F
Civic Plus, LLC	First Lien Delay Draw Term Loan	SOFR(Q)	0.75%	4.15% Cash + 2.50% PIK	9.49%	8/25/2027	$250,816	247,771	250,139	0.09%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.84%	8/29/2029	$-	(8,514)	(7,114)	0.00%	E/F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.84%	8/29/2029	$4,140,263	4,042,877	4,062,012	1.54%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.44%	7/8/2027	$-	(22,154)	13,293	0.01%	E/F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.44%	7/8/2027	$806,428	801,080	811,266	0.31%	F
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	12.96%	6/8/2028	$4,696,428	4,626,733	4,572,442	1.74%	F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.51%	13.82%	7/27/2029	$3,000,000	2,967,120	904,995	0.34%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	-	12.00%	12.00%	7/27/2028	$589,785	543,731	370,583	0.14%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.81%	2/1/2029	$1,450,838	1,420,135	1,456,642	0.55%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.81%	2/1/2029	$-	(3,670)	-	0.00%	E/F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.15%	13.47%	4/6/2027	$1,020,610	1,008,263	920,591	0.35%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.31%	8/16/2029	$1,632,483	1,605,602	1,639,666	0.62%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.31%	8/16/2028	$-	(1,938)	-	0.00%	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.50%	12/1/2027	$1,436,616	1,417,319	1,048,730	0.40%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.52%	12/1/2027	$226,048	223,058	165,015	0.06%	F
								24,492,199	19,860,101	7.53%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	11.58%	12/29/2027	$2,558,122	2,418,611	2,390,309	0.91%	F

IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.56%	10/19/2028	$-	(8,665)	-	0.00%	E/F
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.56%	10/19/2028	$4,548,580	4,457,233	4,616,809	1.75%	F
CrewLine Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.06%	11/8/2030	$-	(8,723)	(739)	—	E/F
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	11/8/2030	$3,545,144	3,460,706	3,538,054	1.34%	F
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	0.00%	8.11%	13.44%	5/28/2029	$3,000,000	2,982,114	2,949,000	1.12%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.81%	5/13/2030	$-	(8,525)	(1,166)	0.00%	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.81%	5/13/2030	$3,885,090	3,793,900	3,873,435	1.47%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.30%	12/29/2028	$2,166,961	2,110,465	2,091,117	0.79%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.30%	12/30/2027	$-	(3,544)	(5,498)	0.00%	E/F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.21%	2/4/2029	$1,137,871	1,132,556	1,109,425	0.42%
								17,907,517	18,170,437	6.89%
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.10%	12.48%	5/25/2027	$247,034	243,069	248,888	0.09%	D

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$952,792	924,488	971,848	0.37%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.15%	12.47%	12/21/2028	$69,936	67,983	71,334	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$-	(3,558)	-	0.00%	E/F
								988,913	1,043,182	0.40%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	10.96%	10/1/2027	$814,578	$805,618	$774,046	0.29%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.46%	10/1/2027	$671,619	654,034	669,403	0.25%	F
NEP Group, Inc. et al	First Lien Term Loan	SOFR(M)	0.01	4.86%	10.19%	8/19/2026	$296,882	273,460	283,801	0.11%
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	-	7.11%	12.44%	10/19/2026	$130,856	125,465	106,784	0.04%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.5% PIK	12.82%	12/31/2024	$3,390,474	3,366,360	3,207,388	1.22%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.00%	8/23/2026	$1,428,343	1,412,283	1,326,931	0.50%	F
								6,637,220	6,368,353	2.41%
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.08%	10/2/2029	$1,041,331	1,011,904	1,015,298	0.38%	F
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$186,219	181,555	176,322	0.07%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$4,363,889	4,291,915	4,201,552	1.58%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.15%	11.98%	12/23/2026	$1,525,033	1,491,742	1,466,014	0.56%	F
								5,965,212	5,843,888	2.21%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	16.49%	9/11/2026	$4,064,257	3,925,892	3,653,767	1.38%	F
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$377,983	364,962	356,911	0.14%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$57,173	54,398	50,426	0.02%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$917,480	903,764	885,001	0.34%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.75%	11.08%	6/30/2028	$320,017	314,246	314,065	0.12%	F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.06%	4/26/2030	$1,988,125	1,956,867	1,739,609	0.66%	F
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.94%	5/14/2029	$3,000,000	2,983,835	3,000,000	1.13%	F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$-	(3,226)	(2,742)	0.00%	E/F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$-	(1,935)	(1,645)	0.00%	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$741,935	727,097	729,323	0.28%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.8% PIK	12.58%	8/18/2028	$4,613,453	4,554,037	4,584,849	1.73%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.8% PIK	12.58%	8/18/2028	$-	-	(5,510)	—	E/F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.05%	8/18/2028	$28,020	22,585	25,427	0.01%	E/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.19%	2/17/2025	$4,272,200	4,244,421	4,161,123	1.57%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.19%	2/17/2025	$1,750,000	1,740,315	1,704,500	0.65%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	9/30/2026	$1,434,551	1,427,448	1,425,083	0.54%	F
								19,288,814	18,966,420	7.19%
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.05%	1/18/2030	$-	(4,286)	(4,264)	0.00%	E/F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.05%	1/18/2030	$785,714	770,000	770,079	0.29%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.94%	3/21/2027	$1,847,720	1,821,648	1,833,863	0.70%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.61%	3/2/2026	$2,800,000	2,800,000	2,800,000	1.06%	C/F
								5,387,362	5,399,678	2.05%
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan A (1.0% Exit Fee)	SOFR(S)	1.00%	7.68%	12.97%	4/8/2027	$4,516,650	4,491,093	4,485,560	1.70%	F/I
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan B (1.0% Exit Fee)	SOFR(S)	1.00%	7.68%	12.90%	4/8/2027	$483,350	480,037	480,023	0.18%	F/I
								4,971,130	4,965,583	1.88%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.74%	12/29/2027	$729,967	$719,941	$671,570	0.26%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	13.50%	12/29/2026	$196,619	173,582	166,786	0.06%	F
								893,523	838,356	0.32%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.94%	12/29/2025	$958,030	954,059	950,844	0.36%	F/I
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.94%	12/29/2025	$417,946	411,242	414,812	0.16%	F/I
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.44%	3/11/2027	$3,443,467	3,420,293	3,452,420	1.30%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.65% Cash + 3.25% PIK	12.23%	4/13/2027	$1,841,440	1,823,776	1,795,404	0.68%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	11.98%	4/13/2027	$121,888	120,464	118,841	0.05%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.75%	13.19%	4/30/2026	$1,705,789	1,681,539	1,705,789	0.65%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.14%	4/30/2026	$195,562	191,821	195,562	0.07%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(M)	1.00%	7.25%	12.57%	9/12/2029	$-	(9,219)	(5,675)	0.00%	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(M)	1.00%	7.25%	12.57%	9/12/2029	$4,111,310	4,015,554	4,053,751	1.54%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.55%	9/8/2027	$3,238,338	3,211,842	3,160,942	1.20%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.30%	9/8/2027	$978,943	966,571	966,118	0.37%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.56%	9/8/2027	$130,481	128,234	124,484	0.05%	F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.84%	3/30/2029	$-	(4,691)	(1,570)	0.00%	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.84%	3/30/2029	$2,242,403	2,192,415	2,226,706	0.84%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$-	(7,279)	(8,423)	0.00%	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$3,611,543	3,546,675	3,539,312	1.34%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.18%	7/9/2029	$1,887,557	1,859,982	1,831,119	0.69%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.20%	7/9/2029	$379,127	352,980	353,634	0.13%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.20%	7/9/2029	$1,458,428	1,447,744	1,414,821	0.54%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	PRIME	1.00%	5.25%	13.75%	7/9/2029	$-	(4,843)	(9,521)	0.00%	E/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	11.98%	10/23/2027	$741,594	737,188	723,870	0.27%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	4.65% Cash + 2.25% PIK	12.18%	12/17/2027	$3,148,093	3,110,116	3,052,390	1.15%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	3.10% Cash + 3.00% PIK	11.47%	12/17/2027	$554,091	533,440	537,247	0.20%	F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	11.48%	12/17/2027	$243,397	240,249	235,769	0.09%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.19%	8/7/2028	$2,796,125	2,740,216	2,754,743	1.04%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$3,499,899	3,460,161	3,499,899	1.33%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.81%	6/25/2029	$13,051	10,665	13,052	0.00%	F
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.83%	6/25/2029	$53,260	50,829	53,260	0.02%	F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$951,129	935,543	950,368	0.36%	F
Kong Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$504,664	494,621	504,260	0.19%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.84%	3/1/2028	$2,396,641	2,363,029	2,353,262	0.89%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	11.84%	3/1/2028	$158,029	155,935	155,168	0.06%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.18%	9/15/2025	$746,251	742,442	731,550	0.28%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.81%	4/28/2028	$650,015	643,515	635,715	0.24%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.81%	4/28/2028	$433,343	429,010	423,810	0.16%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.81%	4/28/2028	$-	(867)	(1,907)	0.00%	E/F/I
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.10%	11.41%	9/24/2026	$-	(429)	(290)	0.00%	E/F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.41%	9/24/2026	$637,325	630,467	630,953	0.24%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.93%	3/31/2027	$1,519,185	1,502,677	1,507,032	0.57%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.44%	3/31/2027	$162,541	160,853	161,241	0.06%	B/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.06%	2/19/2029	$1,958,057	1,928,963	1,958,057	0.74%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.06%	2/19/2030	$244,757	237,791	244,757	0.09%	E/F
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.08%	2/19/2029	$48,951	47,240	48,951	0.02%	E/F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.90%	11.21%	6/30/2028	$2,672,145	$2,636,286	$2,597,325	0.98%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90%	11.21%	6/30/2028	$785,648	777,379	763,650	0.29%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.90%	11.21%	6/30/2027	$141,063	138,766	135,339	0.05%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.83%	7/25/2029	$78,534	71,118	70,948	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.83%	7/25/2029	$3,564,382	3,465,542	3,466,005	1.30%	F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$3,020,023	2,973,460	3,035,123	1.15%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$-	(11,411)	3,679	—	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$-	(4,716)	-	0.00%	E/F
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.10% Cash + 5% PIK	12.43%	12/21/2027	$2,466,909	2,437,033	2,365,765	0.90%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	2.10% Cash + 5% PIK	12.43%	12/21/2027	$451,692	446,994	433,173	0.16%	F
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 5% PIK	12.43%	12/21/2027	$-	(2,766)	(9,111)	—	E/F
								60,380,498	60,314,423	22.83%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	7.60%	12.91%	7/2/2026	$2,668,424	2,641,729	2,615,055	0.99%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.60%	10.93%	12/29/2028	$529,803	522,148	525,988	0.20%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.13%	10.93%	12/29/2028	$33,262	31,283	32,364	0.01%	F
								3,195,160	3,173,407	1.20%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.23%	2/17/2026	$94,286	93,288	95,983	0.04%	B/F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.00%	6.51%	11.82%	9/17/2026	$4,644,006	4,581,011	4,602,210	1.74%	B/F

Total Debt Investments - 106.23% of Net Assets								265,913,156	258,284,442	97.87%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	376	-	25,981	0.01%	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	1,249	-	86,304	0.03%	F/G/H
Razor Group Holdings II, Inc. (US Newco)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	4,624	0.00%	B/F/G/H
Razor US LP	Class A Preferred Units					12/31/1899	2,728,395	2,708,159	1,353,284	0.52%	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	19	-	7,229	0.00%	B/F/G/H
Razor US LP	Common Units					12/31/1899	27,283	-	-	0.00%	F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	422	-	19,698	0.01%	B/F/G/H
								2,708,159	1,497,120	0.57%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock					2/11/2031	2,394	-	9,097	0.00%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock					8/27/2031	299	-	37	0.00%	B/F/G/H
								-	9,134	0.00%
Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units					3/6/2033	5,517	-	-	0.00%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	1,122	-	224	0.01%	F/G/H

Total Equity Securities - 0.62% of Net Assets								2,708,159	1,506,478	0.58%

Total Investments - 106.85% of Net Assets								268,621,315	259,790,920	98.45%

Cash and Cash Equivalents - 1.69% of Net Assets									4,102,390	1.55%

Total Cash and Investments - 108.54% of Net Assets									263,893,310	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2024

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $9,552,700 and $1,717,010 respectively, for the three months ended March 31, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2024 was $259,790,920 or 98.4% of total cash and investments of the Company. As of March 31, 2024, approximately 13.3% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $73,393,909 and $33,242,394, respectively, for the year ended December 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2023 was $253,875,915, or 98.3% of total cash and investments of the Company. As of December 31, 2023, approximately 13.4% of the total assets of the Company were not-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited)

March 31, 2024

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

March 31, 2024

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

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

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

At March 31, 2024, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$3,024,476	$—	$3,024,476
3	Independent third-party valuation sources that employ significant unobservable inputs	255,259,966	1,506,254	256,766,220
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$258,284,442	$1,506,478	$259,790,920

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$234,930,453	Income approach	Discount rate	9.5%-27.0% (13.0%)
	15,504,447	Market quotations	Indicative bid/ask quotes	1-7 (1.6)
	4,825,066	Market comparable companies	Revenue Multiples	0.5x-8.0x (1.8x)
Equity	1,506,478	Option Pricing Model	EBITDA/Revenue multiples	2.0x-14.0x (3.1x)
			Implied volatility	45.0%-60.0% (59.8%)
			Term	1.0 year-3.0 years (2.9 years)
$256,766,444

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$244,121,603	$354,947	$244,476,550
Net realized and unrealized gains (losses)	(261,327)	(1,556,852)	(1,818,179)
Acquisitions (1)	30,931,923	2,708,159	33,640,082
Dispositions	(24,723,869)	—	(24,723,869)
Transfers into Level 3 (2)	5,649,874	—	5,649,874
Transfers out of Level 3 (3)	(458,238)	—	(458,238)
Ending balance	$255,259,966	$1,506,254	$256,766,220
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,402,162)	$(1,556,852)	$(2,959,014)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of four investments that were transferred to Level 3 due to reduced number of market quotes
(3)
Comprised of one investment that was transferred from Level 3 due to increased number of market quotes

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Ending balance	$—	$224	$224
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$—

__________________________

At December 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	9,399,141	—	9,399,141
3	Independent third-party valuation sources that employ significant unobservable inputs	244,121,603	354,947	244,476,550
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$253,520,744	$355,171	$253,875,915

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2024, included in cash and cash equivalents was $1,749,848 (0.7% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.15%. At December 31, 2023, included in cash and cash equivalents was $1,804,895 (0.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%. There was no restricted cash at March 31, 2024 or December 31, 2023.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies (Continued)

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2024 and December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at March 31, 2024 and December 31, 2023.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2023, the Company incurred $71,685 in organizational expenses. During the three months ended March 31, 2024, the Company did not incur any additional organizational expenses. From November 30, 2020 through March 31, 2024, the Company had incurred a total of $267,621 in offering costs, of which $218,557 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1,000,000 for organization and offering costs.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2023, the Company had no non-expiring capital loss carryforwards available to offset future realized capital gains.

As of December 31, 2023, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2023
Tax Cost	$259,777,529

Gross Unrealized Appreciation	2,053,159
Gross Unrealized Depreciation	(7,954,773)
Net Unrealized Appreciation (Depreciation)	$(5,901,614)

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

March 31, 2024

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of March 31, 2024, the Company’s cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three months ended March 31, 2024 were $903,878. There were no incentive fees paid or accrued for the three months ended March 31, 2023 as our performance did not exceed the cumulative total return threshold.

There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three months ended March 31, 2024. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2024	2023
Interest expense	$426,386	$764,027
Amortization of deferred debt issuance costs	42,330	76,508
Commitment fees	12,221	15,819
Total	$480,937	$856,354

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

4. Debt (Continued)

At March 31, 2024, there was $23.0 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.76%. At December 31, 2023, there was $19.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.31%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, the estimated fair value of the outstanding debt approximated their carrying values.

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

March 31, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2024	December 31, 2023
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/31/2028	285,362	711,007
Accuserve Solutions, Inc.	3/14/2030	502,331	N/A
Alcami Corporation	12/21/2028	128,322	208,524
Alera Group, Inc.	10/2/2028	N/A	85,332
Alpine Acquisition Corp II (48Forty)	11/30/2026	79,808	106,411
AmeriLife Holdings, LLC	8/31/2029	273,736	365,529
Appriss Health, LLC (PatientPing)	5/6/2027	68,477	76,086
Aras Corporation	4/13/2027	N/A	16,252
Avalara, Inc.	10/19/2028	454,858	454,858
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	65,187	65,187
Bluefin Holding, LLC (Allvue)	9/12/2030	405,340	405,340
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	120,444	175,648
CBI-Gator Acquisition, LLC	10/25/2027	31,350	56,430
Cherry Bekaert Advisory, LLC	6/30/2028	546,921	604,094
Civic Plus, LLC	8/25/2027	92,051	60,754
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	214,286	N/A
CrewLine Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
CSG Buyer, Inc. (Core States)	3/31/2028	639,097	639,097
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	224,240
E-Discovery AcquireCo, LLC (Reveal)	8/29/2029	376,388	376,388
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	71,490	72,985
ESO Solutions, Inc.	5/3/2027	97,824	97,824
Foreside Financial Group, LLC	9/30/2027	83,890	103,156
Fusion Holding Corp. (Finalsite)	9/15/2027	340,879	340,879
Fusion Risk Management, Inc.	5/22/2029	421,160	421,160
GTY Technology Holdings Inc.	7/9/2029	1,246,630	1,593,914
Gympass US, LLC	7/8/2027	2,215,424	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	258,065	N/A
ICIMS, Inc.	8/18/2028	1,278,898	1,282,316
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	7,528	7,528
Integrity Marketing Acquisition, LLC	8/27/2026	2,880,792	2,880,792
Kaseya, Inc.	6/25/2029	356,002	356,002
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	N/A	609,564
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	311,668	311,668
Madison Logic Holdings, Inc.	12/30/2027	157,087	157,087
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	137,099	176,902
Oak Purchaser, Inc. (DaySmart)	4/28/2028	86,669	116,136
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	181,355	181,355
Oversight Systems, Inc.	9/24/2026	28,967	28,967
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	257,714	257,714
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	230,979	476,394
PMA Parent Holdings, LLC	1/31/2031	564,581	N/A
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	132,507
SellerX Germany GmbH (Germany)	5/23/2026	540,918	540,918
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	388,509
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	190,701	343,261
Smarsh, Inc.	2/19/2029	318,184	367,136
Supergoop, LLC	12/29/2028	91,472	124,734
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	63,376	83,820
Trintech, Inc.	7/25/2029	196,336	196,336
Vortex Finance Sub, LLC	9/4/2029	443,458	453,132
Wealth Enhancement Group, LLC	10/4/2027	292,619	608,464
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zendesk Inc.	11/22/2028	1,038,830	1,038,830
Zilliant Incorporated	12/21/2027	222,222	222,222
Total Unfunded Balances		$20,446,610	$19,407,968

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2024 and December 31, 2023, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2024 and 2023, $0.1 million and $0.1 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of March 31, 2024, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of March 31, 2023, $245.8 million (81.7% of total commitments) had been called. No new shares were issued during the three months ended March 31, 2024.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. No dividends were declared or paid for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

8. Subsequent Events

On May 1, 2024, the Company’s Board of Directors declared a second quarter dividend in the amount of $6,327,144, payable on June 28, 2024 to stockholders of record as of the close of business on June 14, 2024.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

9. Financial Highlights

The financial highlights below show the Company's results of operations for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Per Common Share
Per share NAV at beginning of period	$10.06	$10.03

Investment operations: (1)
Net investment income	0.27	0.32
Net realized and unrealized gain (loss)	(0.09)	(0.05)
Total from investment operations	0.18	0.27
Per share NAV at end of period	$10.24	$10.30

Total return based on net asset value: (2)	1.8%	2.7%

Shares outstanding at end of period	23,753,110	19,409,851
Ratios to average net asset value: (3)
Net investment income	11.5%	12.0%
Expenses before incentive fee (4)	2.4%	3.4%
Expenses and incentive fee (5)	2.8%	3.4%

Ending net asset value	$243,134,626	$199,851,537
Portfolio turnover rate	0.7%	0.5%
Weighted-average debt outstanding	$22,033,077	$46,987,778
Weighted-average interest rate on debt	8.0%	6.7%
Weighted-average number of shares of common stock	23,753,110	17,481,246
Weighted-average debt per share	$0.93	$2.69

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2024

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last three fiscal years and the period ended March 31, 2024.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of March 31, 2024 (Unaudited)	$110,000	$11,485	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Capital Call Facility
As of March 31, 2024 (Unaudited)	$23,000,000	$11,542	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2024

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
Whele, LLC (Perch), Common Stock	2/28/2024
Razor Group Holdings II, Inc. (US Newco), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor Group GmbH (Germany), Preferred Stock	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	8/27/2021

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
PerchHQ, LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2024, 86.7% of our total assets were invested in qualifying assets.

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

As of March 31, 2024, none of our investments were categorized as Level 1, 1.2% were categorized as Level 2 and 98.8% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2024, we invested approximately $9.0 million, comprised of investments in 5 new and 3 existing portfolio companies. Of these investments, $9.0 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $1.7 million in proceeds from sales or repayments of investments during the three months ended March 31, 2024.

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

At March 31, 2024, our investment portfolio of $259.8 million (at fair value) consisted of 113 portfolio companies and was invested 99.4% in senior secured loans and 0.6% in equity investments. Our average portfolio company investment at fair value was approximately $2.3 million. Our largest portfolio company investment by value was approximately 2.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 9.7% of our portfolio at March 31, 2024.

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

The industry composition of our portfolio at fair value at March 31, 2024 was as follows:

Industry	Percent of Total Investments
Software	23.2%
Diversified Financial Services	12.1%
Internet Software & Services	7.6%
Professional Services	7.3%
IT Services	7.0%
Diversified Consumer Services	5.5%
Insurance	4.1%
Construction & Engineering	2.7%
Media	2.5%
Health Care Providers & Services	2.4%
Paper & Forest Products	2.2%
Real Estate Management & Development	2.1%
Health Care Technology	2.0%
Road & Rail	1.9%
Consumer Finance	1.9%
Wireless Telecommunication Services	1.8%
Capital Markets	1.5%
Commercial Services & Supplies	1.5%
Pharmaceuticals	1.4%
Construction Materials	1.3%
Specialty Retail	1.2%
Hotels, Restaurants & Leisure	1.1%
Other	5.7%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 13.3% at March 31, 2024 and 13.3% at December 31, 2023. At March 31, 2024, 98.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 1.8% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.2% at March 31, 2024. No debt investments in the portfolio company were on non-accrual status as of March 31, 2024. At December 31, 2023, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.0% at December 31, 2023. One debt investment in the portfolio was on non-accrual status as of December 31, 2023, representing 0.7% of the portfolio at fair value and 1.0% at cost.

Results of operations

Investment income

Investment income totaled $8.7 million and $7.1 million, respectively, for the three months ended March 31, 2024 and 2023, of which $8.7 million and $7.1 million were attributable to interest and fees on our debt investments, as well as PIK income, and $0.0 million and $0.0 million to other income, respectively. The increase in investment income in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily reflects the increase in portfolio size and an increase in interest income due to the rise in SOFR rates.

Expenses

Total operating expenses for the three months ended March 31, 2024 and 2023 were $2.4 million and $1.6 million, respectively, comprised of $0.9 million and $0.0 million in incentive fees earned, $0.6 million and $0.5 million in management fees, $0.5 million and $0.9 million in interest and other debt expenses, $0.2 million and $0.1 million in professional fees, $0.1 million and $0.1 million in administrative expenses, and $0.1 million and $0.0 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily reflects the increase in portfolio size and the impact of incentive fees.

Net investment income (loss)

Net investment income was $6.3 million and $5.5 million respectively, for the three months ended March 31, 2024 and 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2024 and 2023 was $0.0 million and $0.0 million, respectively.

For the three months ended March 31, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(2.2) million and $(0.8) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2024 was primarily driven by $(0.9) million in unrealized depreciation on Razor Group, $(0.9) million in unrealized depreciation on Astra Acquisition Corporation, and $(0.4) million in unrealized depreciation in Magenta Buyer, LLC (McAfee), partially offset by $0.1 in unrealized appreciation from our investment in Nephron Pharmaceuticals and $0.1 million in unrealized appreciation from our investment in Suited Connector LLC. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2023 was primarily driven by a $0.4 million in unrealized depreciation on Astra Acquisition Corporation, a $0.3 million in unrealized depreciation on JP Intermediate B, LLC (Juice Plus), partially offset by a $0.1 in unrealized appreciation from our investment in iCIMS Inc., and $0.1 million in unrealized appreciation from our investment in Razor Group.

Incentive compensation

For the three months ended March 31, 2024, $0.9 million in incentive fees earned were payable due to our performance exceeding the cumulative total return threshold. For three months ended March 31, 2024 we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP. For the three months ended March 31, 2023, there were no incentive fees paid or accrued as our performance did not exceed the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three months ended March 31, 2023.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the three months ended March 31, 2024. Excise tax of $1,809 was incurred in the three months ended March 31, 2023.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $4.1 million and $4.7 million respectively, for the three months ended March 31, 2024 and 2023.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Shares Issued	—	1,950,275
Average Price Per Share	$—	$10.28
Proceeds (1)	$—	$20,048,826

(1)
Net of offering costs of $0 and $17,841, respectively for the three months ended March 31, 2024 and 2023.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, secured by the unfunded equity commitments of the Company’s investors. On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 16, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than 50%. At March 31, 2024, there was $23.0 million drawn on the Capital Call Facility.

Total debt outstanding as of March 31, 2024 also included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2024, the Company’s asset coverage ratio was 1,149%.

Net cash used in operating activities during the three months ended March 31, 2024 was $3.7 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $8.9 million, offset by net investment income (net of non-cash income and expenses) of approximately $5.2 million.

Net cash provided by financing activities during the three months ended March 31, 2024 was $3.5 million, consisting primarily of $3.5 million in credit facility draws.

At March 31, 2024 we had $4.1 million in cash and cash equivalents.

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

There were no dividends declared for the three months ended March 31, 2024 and 2023.

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

Recent Developments

On May 2, 2024, the Company’s Board of Directors declared a second quarter dividend in the amount of $6,327,144, payable on June 28, 2024 to stockholders of record as of the close of business on June 14, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2024, 98.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$7,259,448	$0.31
Up 200 basis points	4,839,632	0.20
Up 100 basis points	2,419,816	0.10
Down 100 basis points	(2,419,816)	(0.10)
Down 200 basis points	(4,839,632)	(0.20)
Down 300 basis points	(7,259,448)	(0.31)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2024, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the SEC on March 4, 2024.

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

BlackRock Direct Lending Corp.

Date: May 2, 2024	By:	/s/ Nik Singhal
	Name:	Nik Singhal
	Title:	Chief Executive Officer

Date: May 2, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer