Form 10-K/A
period 2023-12-31
BlackRock Direct Lending Corp.
filed 2024-06-13
CIK 1834543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

Auditor Firm PCAOB ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Los Angeles, California

EXPLANATORY NOTE
BlackRock Direct Lending Corp. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2024 (the “Form 10-K”). The purpose of this Amendment is to correct administrative errors in the content of Exhibit 31.1, Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, and Exhibit 31.2, Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, that resulted in improper references to a quarterly report. New Exhibits 31.1 and 31.2 with the appropriate corrections are filed as Exhibits 31.1 and 31.2 attached hereto. This Amendment is also being filed to attach hereto the correct Exhibit 10.9, Amendment No. 1 to Revolving Credit Agreement, dated as of June 15, 2023, by and between the Company, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, letter of credit issuer and a lender.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation SK, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

This Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.
Item 15.	Exhibits and Financial Statement Schedules

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(2)
4.2	Description of Securities(3)
10.1	Investment Management Agreement(2)
10.2	Administration Agreement(2)
10.3	Custody Agreement(2)
10.4	Loan Services Addendum to Custody Agreement(2)
10.5	Form of Promissory Note(1)
10.6	Organizational Cost Agreement(1)
10.7	License Agreement(2)
10.8	Revolving Credit Agreement, dated as of June 18, 2021, by and between The Company, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, lead arranger and a lender(4)
10.9
Amendment No. 1 to Revolving Credit Agreement, dated as of June 15, 2023, by and between the Company, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, letter of credit issuer and a lender**

14.1	Code of Ethics of Registrant and the Manager(1)
19.1	Insider Trading Policy*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934**
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (10-K Amendment)**
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (10-K Amendment)**
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with the Company’s original 2023 Form 10-K and incorporated herein by reference.
** Filed herewith.
(1)Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on December 10, 2020 and incorporated herein by reference.
(2)Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on January 25, 2021 and incorporated herein by reference.
(3)Previously filed with the Company’s Form 10-K dated as of March 8, 2021 and incorporated herein by reference.
(4)Previously filed with the Company’s Form 8-K dated as of June 23, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
BlackRock Direct Lending Corp.
By:	/s/ Rajneesh Vig
Name:	Rajneesh Vig
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date	Signature	Title
June 13, 2024	/s/ Eric J. Draut	Director
Eric J. Draut

June 13, 2024	/s/ Maureen K. Usifer	Director
Maureen K. Usifer

June 13, 2024	/s/ Karen Leets	Director
Karen Leets

June 13, 2024	/s/ Rajneesh Vig	Director, Chairman and Chief Executive Officer
Rajneesh Vig

June 13, 2024	/s/ Philip Tseng	Director and President
Philip Tseng

June 13, 2024	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar