Form 10-Q
period 2024-06-30
BlackRock Direct Lending Corp.
filed 2024-08-08
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of August 8, 2024 was 27,081,900.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2024

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $272,283,818 and $260,465,219, respectively)	$258,878,083	$253,875,915
Total investments (cost of $272,283,818 and $260,465,219, respectively)	258,878,083	253,875,915

Cash and cash equivalents	12,901,608	4,371,938
Interest receivable	2,964,053	3,043,248
Deferred offering costs	17,841	49,064
Deferred debt issuance costs	—	45,960
Prepaid expenses and other assets	240,146	105,409
Total assets	275,001,731	261,491,534

Liabilities
Incentive fees payable (Note 3)	876,495	919,929
Debt (net of deferred issuance costs of $14,356 and $14,626, respectively)	95,644	19,595,374
Reimbursements due to the Advisor	52,756	149,535
Payable for investments purchased	—	1,151,822
Interest and debt related payables	—	89,833
Accrued expenses and other liabilities	518,249	571,106
Total liabilities	1,543,144	22,477,599

Commitments and contingencies (Note 5)

Net assets	$273,458,587	$239,013,935

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 27,081,900 and 23,753,110 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$27,083	$23,754
Paid-in capital in excess of par	280,361,564	245,279,448
Distributable earnings (loss)	(6,930,060)	(6,289,267)
Total net assets	273,458,587	239,013,935
Total liabilities and net assets	$275,001,731	$261,491,534

Net assets per share	$10.10	$10.06

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment income	2024	2023	2024	2023
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$8,012,092	$7,665,414	$16,143,728	$14,551,933
PIK income:
Non-controlled, non-affiliated investments	396,582	327,555	968,220	482,341
Dividend income:
Non-controlled, non-affiliated investments	27,807	—	27,807	—
Other income:
Non-controlled, non-affiliated investments	984	17,399	2,406	37,024
Total investment income	8,437,465	8,010,368	17,142,161	15,071,298

Operating expenses
Incentive fees earned	876,495	2,801,811	1,780,373	2,801,811
Management fees	590,237	517,431	1,165,595	996,325
Interest and other debt expenses	398,827	722,729	879,764	1,579,083
Professional fees	137,176	58,137	300,243	124,754
Administrative expenses	105,447	74,081	205,526	152,373
Director fees	32,000	32,000	62,968	63,500
Custody and transfer agent fees	20,706	18,543	40,566	36,383
Insurance expense	9,714	6,822	16,517	13,568
Other operating expenses	131,396	135,153	227,998	168,050
Total operating expenses	2,301,998	4,366,707	4,679,550	5,935,847

Net investment income before taxes	6,135,467	3,643,661	12,462,611	9,135,451

Excise tax expense	—	—	—	1,809
Net investment income	6,135,467	3,643,661	12,462,611	9,133,642

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	5,533	—	40,171	(4,768)
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(4,575,340)	97,518	(6,816,431)	(694,460)
Net realized and unrealized gain (loss)	(4,569,807)	97,518	(6,776,260)	(699,228)

Net increase (decrease) in net assets from operations	$1,565,660	$3,741,179	$5,686,351	$8,434,414

Earnings per share (1)	$0.09	$0.20	$0.27	$0.47

Basic and diluted weighted average shares outstanding	24,374,972	19,660,924	24,064,041	18,577,106

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935
Net investment income	—	—	—	6,327,144	6,327,144
Net realized and unrealized gain	—	—	—	(2,206,453)	(2,206,453)
Balance at March 31, 2024	23,753,110	$23,754	$245,279,448	$(2,168,576)	$243,134,626

Issuance of common stock	3,328,790	3,329	35,113,338	—	35,116,667
Offering costs charged to paid-in capital	—	—	(31,222)	—	(31,222)
Net investment income	—	—	—	6,135,467	6,135,467
Net realized and unrealized gain	—	—	—	(4,569,807)	(4,569,807)
Dividends paid to common shareholders	—	—	—	(6,327,144)	(6,327,144)
Balance at June 30, 2024	27,081,900	$27,083	$280,361,564	$(6,930,060)	$273,458,587

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476
Issuance of common stock	1,950,275	1,950	20,064,717	—	20,066,667
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,489,981	5,489,981
Net realized and unrealized gain	—	—	—	(796,746)	(796,746)
Balance at March 31, 2023	19,409,851	$19,410	$200,348,912	$(516,785)	$199,851,537

Issuance of common stock	1,427,979	1,428	15,048,572	—	15,050,000
Offering costs charged to paid-in capital	—	—	(13,381)	—	(13,381)
Net investment income	—	—	—	3,643,661	3,643,661
Net realized and unrealized gain	—	—	—	97,518	97,518
Dividends paid to common shareholders	—	—	—	(5,491,790)	(5,491,790)
Balance at June 30, 2023	20,837,830	$20,838	$215,384,103	$(2,267,396)	$213,137,545

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$5,686,351	$8,434,414
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(40,171)	4,768
Change in net unrealized (appreciation)/depreciation of investments	6,816,431	694,460
Net amortization of investment discounts and premiums	(582,928)	(768,130)
Amortization of deferred debt issuance costs	71,178	149,563
Interest and dividend income paid in kind	(999,102)	(482,341)
Changes in assets and liabilities:
Purchases of investments	(21,919,380)	(27,398,312)
Proceeds from disposition of investments	11,722,982	7,003,863
Decrease (increase) in interest receivable	79,195	(745,258)
Decrease (increase) in prepaid expenses and other assets	(134,737)	107,738
Increase (decrease) in payable for investments purchased	(1,151,822)	(156,665)
Increase (decrease) in reimbursements due to the Advisor	(96,779)	(246,681)
Increase (decrease) in incentive fees payable	(43,434)	2,801,811
Increase (decrease) in interest and debt related payables	(89,833)	(23,705)
Increase (decrease) in management fees payable	—	71,798
Increase (decrease) in accrued expenses and other liabilities	(52,856)	22,831
Net cash provided by (used in) operating activities	(734,905)	(10,529,846)

Financing activities
Draws on credit facilities	3,500,000	20,500,000
Repayments on credit facilities	(23,000,000)	(35,000,000)
Proceeds from shares of common stock sold	35,116,667	35,116,667
Payments of debt issuance costs	(24,948)	(100,000)
Dividends paid in cash to stockholders	(6,327,144)	(9,841,790)
Net cash provided by (used in) financing activities	9,264,575	10,674,877

Net increase (decrease) in cash and cash equivalents (including restricted cash)	8,529,670	145,031
Cash and cash equivalents (including restricted cash) at beginning of period	4,371,938	2,856,829
Cash and cash equivalents (including restricted cash) at end of period	$12,901,608	$3,001,860

Supplemental cash flow information
Interest payments	$865,638	$1,453,593
Excise tax payments	—	1,809

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.86%	12.21%	2/25/2026	$815,654	$810,026	$796,078	0.30%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	6.86%	12.21%	2/25/2026	$92,635	92,129	90,412	0.03%	F
								902,155	886,490	0.33%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	11.09%	11/20/2025	$1,654,446	1,600,401	1,206,091	0.44%	F

Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.43%	4/30/2027	$981,880	971,179	934,750	0.34%	F
Trulite Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.34%	2/22/2030	$82,813	81,156	80,535	0.03%	F
								1,052,335	1,015,285	0.37%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.33%	1/31/2031	$3,952,069	3,873,027	3,916,500	1.44%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.33%	1/31/2031	$-	(11,292)	(5,081)	0.00%	E/F
								3,861,735	3,911,419	1.44%
Commercial Services & Supplies
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.84%	8/23/2028	$1,608,633	1,579,567	1,579,356	0.59%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.85%	8/23/2028	$1,115,752	1,094,613	1,095,446	0.40%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.84%	8/23/2027	$223,339	218,660	218,934	0.08%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40% Cash + 0.50% PIK	13.24%	8/31/2029	$1,076,813	1,065,100	1,044,509	0.38%	F
								3,957,940	3,938,245	1.45%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.74%	2/1/2030	$752,201	733,838	745,431	0.27%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.40%	11.73%	2/1/2030	$119,756	112,252	116,985	0.04%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.40%	11.74%	2/1/2029	$-	(2,850)	(1,112)	0.00%	E/F
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.26%	11.60%	3/31/2028	$1,225,221	1,200,716	1,205,617	0.44%	F
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.26%	11.60%	3/31/2028	$-	(4,261)	(3,409)	0.00%	E/F
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	11.98%	11/23/2027	$1,396,172	1,375,203	1,008,036	0.37%	F
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	11.98%	11/23/2027	$1,954,350	1,931,448	1,411,040	0.52%	F
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	11.98%	11/23/2027	$477,680	470,764	344,885	0.13%	F
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$-	(2,791)	(2,791)	0.00%	E/F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver Loan	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$-	(2,326)	(2,326)	0.00%	E/F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$744,186	729,302	729,302	0.27%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.34%	9/4/2029	$1,109,391	1,086,565	1,120,485	0.41%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.34%	9/4/2029	$579,966	563,157	588,089	0.22%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.63%	9/4/2029	$33,396	29,617	33,396	0.01%	F
								8,220,634	7,293,628	2.68%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	11.85%	2/1/2028	$3,244,576	3,178,415	3,208,075	1.18%	D
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.69%	12/14/2027	$893,180	879,679	883,355	0.33%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	14.53%	9/21/2027	$2,983,631	2,928,484	2,909,041	1.06%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	14.54%	9/21/2027	$994,544	975,958	969,680	0.36%	F
								4,784,121	4,762,076	1.75%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.00%	12/14/2029	$1,807,299	$1,776,628	$1,583,194	0.58%	F
Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.76% Cash + 3.00% PIK	15.10%	6/30/2026	$977,606	968,971	924,815	0.34%	F/I
Diversified Consumer Services
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	-	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$4,314,422	4,330,411	3,921,810	1.44%	B/F
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	-	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$578,632	578,632	385,369	0.14%	B/F
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$4,314,607	4,265,553	1,877,134	0.69%	B/F/J
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.58%	9/14/2029	$4,113,135	4,039,813	4,077,763	1.51%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	5.25%	13.75%	9/15/2027	$85,220	80,279	82,152	0.03%	F
								13,294,688	10,344,228	3.81%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.11%	11.45%	3/26/2026	$2,502,218	2,490,128	2,497,964	0.92%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.11%	11.45%	3/26/2026	$-	-	(162)	—	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.58%	8/29/2029	$866,933	847,174	866,933	0.32%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.33%	8/29/2029	$414,704	407,401	414,704	0.15%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.57%	8/31/2028	$151,091	146,283	151,091	0.06%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.33%	8/29/2029	$3,358,298	3,298,576	3,358,299	1.25%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	8/29/2029	$438,935	427,473	438,935	0.16%	F
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	10.42%	3/15/2030	$-	(1,674)	-	—	E/F
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.25%	10.42%	3/15/2030	$166,939	166,105	166,939	0.06%	F
Apex Group Treasury LLC	Second Lien Term Loan	SOFR(Q)	0.50%	7.01%	12.31%	7/27/2029	$3,011,100	2,974,365	2,970,450	1.09%	C/F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	10.75%	9/1/2027	$-	(504)	(81)	—	E/F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	10.75%	9/1/2027	$-	(471)	(77)	—	E/F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	10.75%	9/1/2027	$661,291	652,996	659,968	0.24%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.25%	11.58%	8/21/2028	$782,475	771,028	768,704	0.28%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.50%	11.83%	8/21/2028	$883,388	860,153	874,996	0.32%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.58%	8/21/2028	$2,816,912	2,775,926	2,767,334	1.02%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	10.44%	12/10/2027	$-	(3,062)	(2,976)	—	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	5.00%	10.44%	12/10/2027	$2,590,432	2,560,043	2,561,419	0.94%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.35%	10.69%	8/10/2029	$32,055	31,791	32,055	0.01%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	5.35%	10.69%	8/10/2029	$1,191,010	1,181,427	1,191,010	0.44%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.96%	7/5/2026	$4,030,637	3,979,554	3,966,146	1.46%	F
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.83%	12/29/2030	$1,193,816	1,146,063	1,202,770	0.44%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	10.85%	10/4/2027	$2,891,772	2,881,823	2,852,444	1.06%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	10.85%	10/4/2027	$-	(504)	(2,263)	—	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	9.35%	14.68%	2/11/2027	$1,034,500	1,017,164	1,013,810	0.37%	B/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	9.40%	14.75%	2/11/2027	$836,833	822,861	820,097	0.30%	B/F
								29,432,119	29,570,509	10.89%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.43%	12/21/2028	$1,766,010	1,740,102	1,723,096	0.63%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.90% Cash + 0.50% PIK	11.73%	10/25/2027	$1,767,602	$1,746,233	$1,659,779	0.62%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.90% Cash + 0.50% PIK	11.73%	10/25/2027	$150,834	148,978	141,251	0.05%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	12.43%	6/28/2028	$3,696,814	3,650,225	1,937,130	0.72%	F/I/J
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	5/4/2028	$1,485,485	1,465,134	1,448,793	0.53%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	5/4/2028	$345,351	340,805	336,820	0.12%	F
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.58%	5/20/2030	$997,500	987,525	990,518	0.36%	F
								8,338,900	6,514,291	2.40%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.48%	5/6/2027	$1,124,166	1,112,423	1,106,179	0.41%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.48%	5/6/2027	$11,413	10,683	10,195	0.00%	F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.35%	5/3/2027	$3,325,794	3,284,554	3,262,604	1.20%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.35%	5/3/2027	$195,649	193,107	191,002	0.07%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.40%	10/2/2028	$800,332	797,901	774,721	0.29%	F
								5,398,668	5,344,701	1.97%
Hotels, Restaurants & Leisure
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$2,643,112	2,580,518	2,599,236	0.95%	F
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$152,179	148,721	149,653	0.06%	F
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$-	(4,292)	(3,166)	—	E/F
								2,724,947	2,745,723	1.01%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.33%	11/9/2029	$1,997,363	1,952,364	2,007,350	0.74%	F

Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.94%	9/30/2028	$659,522	649,981	660,841	0.24%	F
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.60%	11.94%	9/30/2028	$328,778	323,891	329,436	0.12%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.75%	11.08%	8/31/2029	$2,697,983	2,654,530	2,692,587	0.99%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	11.08%	8/31/2029	$-	(3,878)	(547)	—	E/F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.85%	8/27/2026	$2,837,724	2,805,928	2,837,724	1.05%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.85%	8/19/2026	$-	(122,942)	-	—	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.84%	11/1/2028	$1,474,119	1,459,860	1,463,800	0.54%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	5.50%	10.84%	11/1/2028	$2,449,595	2,426,305	2,432,447	0.89%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.84%	7/19/2030	$157,152	154,364	158,723	0.06%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.84%	11/1/2027	$-	(831)	(696)	—	E/F
								10,347,208	10,574,315	3.89%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	8/22/2028	$1,577,250	$1,563,132	$1,564,631	0.58%	F
Anaconda, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	8/22/2027	$1,013,185	1,003,970	1,005,079	0.37%	F
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	8.88%	14.21%	10/25/2029	$2,853,861	2,810,905	702,050	0.26%	F/J
Civic Plus, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.90% Cash + 2.50% PIK	13.75%	8/24/2027	$993,811	981,320	991,426	0.37%	F
Civic Plus, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.90%	11.25%	8/25/2027	$-	(1,049)	(221)	—	E/F
Civic Plus, LLC	First Lien Delay Draw Term Loan	SOFR(Q)	0.75%	5.90% Cash + 2.50% PIK	13.75%	8/25/2027	$252,418	249,495	251,812	0.09%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.85%	8/29/2029	$-	(8,125)	7,490	—	E/F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.85%	8/29/2029	$4,140,263	4,046,319	4,222,654	1.55%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.45%	7/8/2027	$2,215,424	2,193,269	2,215,424	0.82%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.46%	7/8/2027	$815,060	809,934	815,060	0.30%	F
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	12.96%	6/8/2028	$4,726,107	4,659,490	4,555,967	1.68%	F
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.51%	13.84%	7/27/2029	$3,000,000	2,933,690	932,085	0.34%	J
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	-	12.00%	12.00%	7/27/2028	$586,806	543,068	325,678	0.12%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	2/1/2029	$1,450,838	1,421,304	1,449,387	0.53%	F
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	12.59%	2/1/2029	$1,120,877	1,098,459	1,099,580	0.40%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.83%	2/1/2029	$-	(3,484)	(181)	—	E/F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.15%	13.46%	4/6/2027	$1,020,610	1,004,433	473,563	0.17%	F/J
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.33%	8/16/2029	$1,632,483	1,606,547	1,639,503	0.60%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.33%	8/16/2028	$-	(1,828)	-	—	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.52%	12/1/2027	$1,471,210	1,452,819	1,073,983	0.40%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.53%	12/1/2027	$227,199	224,110	165,855	0.06%	F
								28,587,778	23,490,825	8.64%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.58%	12/29/2027	$2,551,645	2,419,952	2,376,347	0.87%	F

IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.58%	10/19/2028	$-	(8,201)	-	—	E/F
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	10/19/2028	$4,548,580	4,460,797	4,616,810	1.69%	F
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.08%	11/8/2030	$-	(8,401)	(369)	—	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.08%	11/8/2030	$3,545,144	3,462,693	3,541,599	1.30%	F
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.11%	13.46%	5/28/2029	$1,800,000	1,790,056	1,800,000	0.66%	F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.23%	2/4/2029	$763,206	759,803	748,896	0.28%	F
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$-	(3,333)	(3,333)	—	E/F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$-	(2,222)	(2,222)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$722,222	707,778	707,778	0.26%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.83%	5/13/2030	$-	(8,183)	(777)	—	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.83%	5/13/2030	$3,885,090	3,796,077	3,877,320	1.43%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.33%	12/29/2028	$2,161,489	2,107,135	2,113,936	0.78%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.33%	12/30/2027	$-	(3,311)	(3,456)	—	E/F
								17,050,688	17,396,182	6.40%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.49%	12/21/2028	$950,386	923,504	967,493	0.35%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.15%	12.49%	12/21/2028	$69,936	68,042	71,194	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$-	(3,376)	-	—	E/F
								988,170	1,038,687	0.38%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.60%	10.94%	10/1/2027	$-	$(812)	$(1,218)	—	E/F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.60%	10.94%	10/1/2027	$812,489	805,031	799,164	0.29%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	7.10%	12.44%	10/1/2027	$674,248	657,836	672,090	0.25%	F
NEP Group, Inc. et al	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 1.50% PIK	10.19%	8/19/2026	$297,241	273,879	282,625	0.10%
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	-	7.00%	12.46%	10/19/2026	$130,856	125,896	107,629	0.04%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.75% PIK	13.09%	12/31/2024	$3,386,820	3,370,973	3,193,771	1.18%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	11.98%	8/23/2026	$1,423,934	1,409,332	1,371,248	0.50%	F
								6,642,135	6,425,309	2.36%
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	12.08%	10/2/2029	$1,038,722	1,010,061	1,012,754	0.37%	F
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$212,821	208,520	201,701	0.07%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$4,352,786	4,285,998	4,170,839	1.54%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.95%	12/23/2026	$1,521,177	1,490,391	1,467,023	0.54%	F
								5,984,909	5,839,563	2.15%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B-1	Fixed	—	20.0% PIK	20.00%	9/11/2026	$226,355	226,355	250,349	0.09%	F
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	11.16%	16.46%	9/11/2026	$4,048,958	3,921,666	3,358,611	1.24%	F
								4,148,021	3,608,960	1.33%
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.84%	6/30/2028	$377,030	368,259	363,037	0.14%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	10.84%	6/30/2028	$1,234,359	1,215,827	1,212,511	0.45%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.84%	6/30/2028	$-	(2,622)	(3,373)	—	E/F
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(M)	0.75%	7.75%	13.09%	4/26/2030	$1,988,125	1,957,996	1,739,609	0.64%	F
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.96%	5/14/2029	$3,000,000	2,984,214	3,000,000	1.10%	F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$-	(3,226)	(2,258)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$-	(1,935)	(1,355)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$740,081	725,279	729,720	0.27%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.58%	8/18/2028	$4,658,146	4,601,370	4,630,663	1.70%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.58%	8/18/2028	$-	-	(4,980)	—	E/F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.08%	8/18/2028	$41,821	36,688	39,353	0.01%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.21%	8/17/2025	$4,272,200	4,251,639	4,152,579	1.52%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.21%	8/17/2025	$1,750,000	1,742,742	1,701,000	0.63%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	11.19%	9/30/2027	$1,430,965	1,424,491	1,419,231	0.52%	F
								19,300,722	18,975,737	6.98%
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.08%	1/18/2030	$-	(4,286)	(4,286)	—	E/F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	1/18/2030	$783,750	768,075	768,075	0.28%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.96%	3/21/2027	$1,847,720	1,823,554	1,829,613	0.67%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.61%	3/2/2026	$2,800,000	2,800,000	2,800,000	1.03%	C/F
								5,387,343	5,393,402	1.98%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan A (1.0% Exit Fee)	SOFR(S)	1.00%	7.68%	12.97%	4/8/2027	$4,516,650	$4,491,768	$4,482,323	1.65%	F/I
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental 3 Term Loan	SOFR(S)	1.00%	7.68%	12.90%	4/8/2027	$483,350	480,323	479,677	0.18%	F
								4,972,091	4,962,000	1.83%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.75%	12/29/2027	$725,164	715,734	652,648	0.24%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.15%	11.47%	12/29/2026	$154,552	133,328	116,784	0.04%	F
								849,062	769,432	0.28%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.96%	12/29/2025	$223,540	222,696	223,496	0.08%	F/I
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.96%	12/29/2025	$350,856	346,996	350,786	0.13%	F/I
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	6.25%	11.59%	6/27/2029	$-	(5,385)	(5,385)	—	E/F
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	11.59%	6/27/2029	$2,692,626	2,665,700	2,665,700	0.98%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.05%	4/13/2029	$1,859,753	1,843,366	1,831,856	0.67%	F
Aras Corporation	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	10.84%	4/13/2029	$28,441	27,113	26,612	0.01%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	SOFR(M)	1.00%	7.60%	12.93%	4/30/2026	$1,693,230	1,671,803	1,693,231	0.63%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(M)	1.00%	7.60%	12.93%	4/30/2026	$195,562	192,156	195,562	0.07%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(M)	1.00%	7.25%	12.59%	9/12/2029	$-	(8,813)	(5,269)	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.59%	9/12/2029	$4,111,310	4,017,912	4,057,863	1.49%	F
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(Q)	1.50%	7.75%	13.10%	5/22/2029	$1,000,000	990,000	990,000	0.36%	F/I
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.33%	6/12/2030	$78,431	71,078	71,078	0.03%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.33%	6/12/2030	$705,882	688,235	688,235	0.25%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	9/8/2027	$3,238,338	3,213,259	3,165,800	1.16%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.33%	9/8/2027	$1,011,859	1,000,169	999,514	0.37%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.59%	9/8/2027	$155,574	153,464	149,953	0.06%	F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$-	(4,466)	-	—	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$2,242,403	2,193,735	2,242,403	0.83%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$-	(6,930)	(8,423)	—	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$3,645,401	3,583,302	3,572,493	1.31%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$1,908,059	1,881,866	1,853,488	0.68%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$383,395	357,248	359,130	0.13%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$1,474,563	1,464,215	1,432,391	0.53%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.25%	13.75%	7/9/2029	$127,369	122,751	118,262	0.04%	F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash + 3.50% PIK	11.98%	10/23/2027	$748,155	744,198	728,778	0.27%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	12.23%	12/17/2027	$190,352	190,851	184,661	0.07%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	12.21%	12/17/2027	$3,551,093	3,494,952	3,444,915	1.27%	F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	12.25%	12/17/2027	$244,827	241,811	237,282	0.09%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.19%	8/5/2028	$2,796,125	2,742,281	2,753,904	1.01%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.83%	6/25/2029	$13,051	12,899	13,051	0.00%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 2.50% PIK	10.82%	6/25/2029	$10,539	8,403	10,539	0.00%	F
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.83%	6/25/2029	$53,260	50,910	53,260	0.02%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50% Cash + 2.50% PIK	13.33%	6/25/2029	$3,521,774	3,484,056	3,521,774	1.30%	F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$958,878	944,134	958,111	0.35%	F
Kong Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$508,775	498,733	508,368	0.19%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.85%	3/1/2028	$2,420,875	$2,388,938	$2,380,930	0.88%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	11.85%	3/1/2028	$159,629	157,634	156,995	0.06%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.18%	9/15/2025	$746,251	742,784	734,833	0.27%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.83%	4/28/2028	$650,015	643,515	635,715	0.23%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.83%	4/28/2028	$433,343	429,010	423,810	0.16%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	10.83%	4/28/2028	$-	(867)	(1,907)	—	E/F/I
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.18%	9/24/2026	$-	(387)	(267)	—	E/F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.85%	11.18%	9/24/2026	$635,721	629,679	629,873	0.23%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver Loan	SOFR(Q)	1.00%	5.75%	11.08%	3/31/2027	$-	-	(1,578)	—	B/E/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.75%	11.08%	3/31/2027	$1,681,726	1,664,545	1,668,273	0.61%	B/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	2/18/2029	$1,958,057	1,929,716	1,958,057	0.72%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	2/19/2030	$244,757	238,057	244,757	0.09%	F
Smarsh, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	11.10%	2/18/2029	$58,742	57,110	58,742	0.02%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.90%	11.23%	6/30/2028	$2,665,280	2,631,457	2,594,117	0.96%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90%	11.23%	6/30/2028	$783,635	775,798	762,712	0.28%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.90%	11.23%	6/30/2027	$165,596	163,459	160,137	0.06%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	10.84%	7/25/2029	$78,534	71,439	71,058	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.84%	7/25/2029	$3,555,449	3,460,473	3,458,741	1.28%	F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$3,020,023	2,975,408	3,050,224	1.12%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$-	(10,800)	7,358	—	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$-	(4,468)	-	—	E/F
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	12.44%	12/21/2027	$2,498,219	2,469,997	2,400,788	0.88%	F
Zilliant Incorporated	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	12.44%	12/21/2027	$457,425	452,928	439,585	0.16%	F
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	12.44%	12/21/2027	$-	(2,583)	(8,667)	—	E/F
								60,957,540	60,907,705	22.42%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.94%	7/2/2026	$2,630,466	2,607,758	2,577,857	0.95%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.60%	10.94%	12/28/2028	$528,448	521,050	528,448	0.19%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.60%	10.94%	12/28/2028	$16,631	14,749	16,631	0.01%	F
								3,143,557	3,122,936	1.15%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	6.51%	11.85%	9/17/2026	$4,632,098	4,574,099	4,594,115	1.69%	B/F

Total Debt Investments - 94.15% of Net Assets								269,548,459	257,467,485	94.73%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	376	-	-	—	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	1,249	-	-	—	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	-	—	B/F/G/H
Razor US LP	Class A Preferred Units					-	2,728,395	2,708,159	1,377,830	0.51%	F/G
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	19	-	-	—	B/F/G/H
Razor US LP	Common Units					-	27,283	-	-	—	F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	422	-	-	—	B/F/G/H
								2,708,159	1,377,830	0.51%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer	Instrument	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (Continued)
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares	-	271	$27,200	$27,214	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	2,394	-	5,306	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock	8/27/2031	299	-	24	—	B/F/G/H
				27,200	32,544	0.01%
Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units	3/6/2033	5,517	-	-	—	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock	5/6/2032	1,122	-	224	—	F/G/H

Total Equity Securities - 0.52% of Net Assets				2,735,359	1,410,598	0.52%

Total Investments - 94.67% of Net Assets				272,283,818	258,878,083	95.25%

Cash and Cash Equivalents - 4.72% of Net Assets					12,901,608	4.75%

Total Cash and Investments - 99.39% of Net Assets					271,779,691	100.00%

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $22,918,482 and $11,722,982 respectively, for the six months ended June 30, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2024 was $258,878,083 or 95.25% of total cash and investments of the Company. As of June 30, 2024, approximately 11.2% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2024

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

June 30, 2024

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

At June 30, 2024, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$4,856,092	$—	$4,856,092
3	Independent third-party valuation sources that employ significant unobservable inputs	252,611,393	1,410,374	254,021,767
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$257,467,485	$1,410,598	$258,878,083

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$232,177,651	Income approach	Discount rate	9.7%-33.5% (12.9%)
	11,440,066	Market quotations	Indicative bid/ask quotes	1-3 (1)
	5,174,655	Market comparable companies	Revenue Multiples	0.4x-1.7x (0.5x)
	3,819,022	Market comparable companies	EBITDA multiples	3.3x - 9.5x (4.5x)
Equity	1,410,598	Option Pricing Model	EBITDA/Revenue multiples	2.0x -7.3 (2.0x)
			Implied volatility	45.0%-60.0% (59.7%)
			Term	1.0 year-3.0 years (3.0 years)
$254,021,991

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$255,259,966	$1,506,254	$256,766,220
Net realized and unrealized gains (losses)	(4,434,353)	(123,080)	(4,557,433)
Acquisitions (1)	13,660,295	27,200	13,687,495
Dispositions	(9,711,451)	—	(9,711,451)
Transfers into Level 3 (2)	1,109,425	—	1,109,425
Transfers out of Level 3 (3)	(3,272,489)	—	(3,272,489)
Ending balance	$252,611,393	$1,410,374	$254,021,767
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(4,366,942)	$(123,080)	$(4,490,022)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes
(3)
Comprised of two investments that were transferred to Level 2 due to increased observable market activity

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Ending balance	$—	$224	$224

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$-	$-

Changes in investments categorized as Level 3 during the six months ended June 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$244,121,603	$354,947	$244,476,550
Net realized and unrealized gains (losses)	(4,771,358)	(1,679,932)	(6,451,290)
Acquisitions (1)	20,778,645	2,735,359	23,514,004
Dispositions	(10,581,911)	—	(10,581,911)
Transfers into Level 3 (2)	3,522,652	—	3,522,652
Transfers out of Level 3 (3)	(458,238)	—	(458,238)
Ending balance	$252,611,393	$1,410,374	$254,021,767

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(5,866,973)	$(1,679,946)	$(7,546,919)

_________________________

(1) Includes payments received in kind and accretion of original issue and market discounts

(2) Comprised of three investments that were transferred from Level 2 due to reduced number of market quotes

(3) Comprised of one investment that was transferred to Level 2 due to increased observable market activity

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

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

June 30, 2024

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

_________________________

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2024, included in cash and cash equivalents was

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

$7.2 million (2.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.14%. At December 31, 2023, included in cash and cash equivalents was $1.8 million (0.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%. There was no restricted cash at June 30, 2024 or December 31, 2023.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2024 and December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at June 30, 2024 and December 31, 2023.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2023, the Company incurred $71,685 in organizational expenses. During the six months ended June 30, 2024, the Company did not incur any additional organizational expenses. From November 30, 2020 through June 30, 2024, the Company had incurred a total of $267,621 in offering costs, of which $249,780 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1.0 million for organization and offering costs.

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

June 30, 2024

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Company does not reverse previously capitalized PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Company’s judgement, the repayment of the remaining contractual principal and interest is expected. The Company may opt not to place a distressed debt investment on non-accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of June 30, 2024, the Company’s cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three and six months ended June 30, 2024 were $876,495 and $1,780,373 respectively. As of June 30, 2023, the Company's cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three months and six months ended June 30, 2023 were $2,801,811 and $2,801,811, respectively.

There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three and six months ended June 30, 2024. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

4. Debt (Continued)

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

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2024	2023
Interest expense	$787,629	$1,394,671
Amortization of deferred debt issuance costs	71,178	149,562
Commitment fees	20,957	34,850
Total	$879,764	$1,579,083

At June 30, 2024, there was no debt outstanding under the Capital Call Facility after the final paydown and termination effective June 14, 2024. At December 31, 2023, there was $19.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.31%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2024 and December 31, 2023, the estimated fair value of the outstanding debt approximated their carrying values.

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

June 30, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2024	December 31, 2023
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/31/2028	151,091	711,007
Accuserve Solutions, Inc.	3/15/2030	334,887	N/A
Alcami Corporation	12/21/2028	128,322	208,524
Alphasense, Inc.	6/27/2029	538,525	N/A
Alera Group, Inc.	10/2/2028	N/A	85,332
Alpine Acquisition Corp II (48Forty)	11/30/2026	53,205	106,411
AmeriLife Holdings, LLC	8/31/2029	273,736	365,529
Appriss Health, LLC (PatientPing)	5/6/2027	64,673	76,086
Aras Corporation	4/13/2027	93,448	16,252
Avalara, Inc.	10/19/2028	454,858	454,858
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	65,187	65,187
Bluefin Holding, LLC (Allvue)	9/12/2030	405,340	405,340
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	95,352	175,648
CBI-Gator Acquisition, LLC	10/25/2027	6,270	56,430
Cherry Bekaert Advisory, LLC	6/30/2028	604,094	604,094
Civic Plus, LLC	8/25/2027	92,051	60,754
Clever Devices Ltd.	6/12/2030	215,686	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	214,286	N/A
CrewLine Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
CSG Buyer, Inc. (Core States)	3/31/2028	213,032	639,097
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	224,240
E-Discovery AcquireCo, LLC (Reveal)	8/29/2029	376,388	376,388
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	113,556	72,985
ESO Solutions, Inc.	5/3/2027	48,912	97,824
Foreside Financial Group, LLC	9/1/2027	78,786	103,156
Fusion Holding Corp. (Finalsite)	9/15/2027	255,659	340,879
Fusion Risk Management, Inc.	5/22/2029	421,160	421,160
GTY Technology Holdings Inc.	7/9/2029	1,119,261	1,593,914
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	258,065	N/A
ICIMS, Inc.	8/18/2028	1,220,405	1,282,316
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	7,528	7,528
Integrity Marketing Acquisition, LLC	8/19/2026	2,880,792	2,880,792
Intercept Bidco, Inc.	6/3/2030	277,778	N/A
Kaseya, Inc.	6/25/2029	345,463	356,002
Kid Distro Holdings, LLC	10/1/2027	74,263	74,263
Lightspeed Solutions, LLC	3/1/2028	N/A	609,564
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	311,668	311,668
Madison Logic Holdings, Inc.	12/30/2027	157,087	157,087
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	42,014	176,902
Oak Purchaser, Inc. (DaySmart)	4/28/2028	86,669	116,136
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	181,355	181,355
Oversight Systems, Inc.	9/24/2026	28,967	28,967
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	99,374	257,714
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	N/A	476,394
PMA Parent Holdings, LLC	1/31/2031	564,581	N/A
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	132,507
SellerX Germany GmbH (Germany)	5/23/2026	540,918	540,918
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	197,187	N/A
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	388,509
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	190,701	343,261
Smarsh, Inc.	2/19/2029	308,394	367,136
Supergoop, LLC	12/28/2028	108,103	124,734
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	38,843	83,820
Titan Home Improvement, LLC (Renuity)	5/31/2030	255,814	N/A
Trintech, Inc.	7/25/2029	196,336	196,336
Vortex Finance Sub, LLC	9/4/2029	392,452	453,132
Wealth Enhancement Group, LLC	10/4/2027	166,364	608,464
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zendesk Inc.	11/22/2028	1,038,830	1,038,830
Zilliant Incorporated	12/21/2027	222,222	222,222
Total Unfunded Balances		$18,085,510	$19,407,968

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2024 and December 31, 2023, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2024 and 2023, $0.2 million and $0.2 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of June 30, 2024, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of June 30, 2024, $280.9 million (93.3% of total commitments) had been called. During the six months ended June 30, 2024, the Company issued 3,328,790 shares, with an average purchase price of $10.54 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the six months ended June 30, 2024 and 2023.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
				$0.23	$6,327,144

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
				$0.27	$5,491,790

8. Subsequent Events

On August 1, 2024, the Company’s Board of Directors declared a third quarter dividend in the amount of $6,135,467, payable on September 30, 2024 to stockholders of record as of the close of business on September 16, 2024.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

9. Financial Highlights

The financial highlights below show the Company's results of operations for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023
Per Common Share
Per share NAV at beginning of period	$10.06	$10.03

Investment operations: (1)
Net investment income	0.52	0.51
Net realized and unrealized gain (loss)	(0.25)	(0.04)
Total from investment operations	0.27	0.47
Dividends to common shareholders	(0.23)	(0.27)
Per share NAV at end of period	$10.10	$10.23

Total return based on net asset value: (2)	2.7%	4.7%

Shares outstanding at end of period	27,081,900	20,837,830
Ratios to average net asset value: (3)
Net investment income	10.8%	11.0%
Expenses before incentive fee (4)	2.3%	3.3%
Expenses and incentive fee (5)	3.1%	4.7%

Ending net asset value	$273,458,587	$213,137,545
Portfolio turnover rate	4.5%	3.1%
Weighted-average debt outstanding	$20,423,187	$41,366,906
Weighted-average interest rate on debt	7.8%	7.0%
Weighted-average number of shares of common stock	24,064,041	18,577,106
Weighted-average debt per share	$0.85	$2.23

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2024

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last three fiscal years and the period ended June 30, 2024.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of June 30, 2024 (Unaudited)	$110,000	$2,486,989	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Capital Call Facility
As of June 30, 2024 (Unaudited)	—	—	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2024

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
PerchHQ, LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2024, 88.8% of our total assets were invested in qualifying assets.

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

As of June 30, 2024, none of our investments were categorized as Level 1, 1.9% were categorized as Level 2 and 98.1% were Level 3 investments valued based on valuations by independent third-party sources.

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Company does not reverse previously capitalized PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Company’s judgement, the repayment of the remaining contractual principal and interest is expected. The Company may opt not to place a distressed debt investment on non-accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

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

Portfolio and investment activity

During the three months ended June 30, 2024, we invested approximately $12.9 million, comprised of investments in 6 new and 5 existing portfolio companies. Of these investments, $12.9 million, or 99.8% of total acquisitions, were in senior secured loans. The remaining $0.0 million, or 0.2% of total acquisitions, was comprised of one new equity investment. Additionally, we received approximately $10.0 million in proceeds from sales or repayments of investments during the three months ended June 30, 2024.

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

During the six months ended June 30, 2024, we invested approximately $21.9 million, comprised of investments in 11 new and 8 existing portfolio companies. Of these investments, $19.2 million, or 87.6% of total acquisitions, were in senior secured loans. The remaining $2.7 million, or 12.4% of total acquisitions, was comprised of two new equity investments. Additionally, we received approximately $11.7 million in proceeds from sales or repayments of investments during the six months ended June 30, 2024.

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

At June 30, 2024, our investment portfolio of $258.9 million (at fair value) consisted of 116 portfolio companies and was invested 99.5% in senior secured loans and 0.5% in equity investments. Our average portfolio company investment at fair value was approximately $2.2 million. Our largest portfolio company investment by value was approximately 2.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 9.8% of our portfolio at June 30, 2024.

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

The industry composition of our portfolio at fair value at June 30, 2024 was as follows:

Industry	Percent of Total Investments
Software	23.5%
Diversified Financial Services	11.4%
Internet Software & Services	9.1%
Professional Services	7.3%
IT Services	6.7%
Diversified Consumer Services	4.5%
Insurance	4.1%
Construction & Engineering	2.8%
Media	2.5%
Health Care Providers & Services	2.5%
Paper & Forest Products	2.3%
Real Estate Management & Development	2.1%
Health Care Technology	2.1%
Road & Rail	1.9%
Consumer Finance	1.8%
Wireless Telecommunication Services	1.8%
Capital Markets	1.5%
Commercial Services & Supplies	1.5%
Pharmaceuticals	1.4%
Construction Materials	1.2%
Specialty Retail	1.2%
Hotels, Restaurants & Leisure	1.1%
Other	5.7%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 13.0% at June 30, 2024 and 13.3% at December 31, 2023, excluding non-accrual loans. At June 30, 2024, 98.1% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 1.9% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.6% at June 30, 2024. Debt investments in five portfolio companies were on non-accrual status as of June 30, 2024, representing 2.3% of the portfolio at fair value and 5.4% at cost. At December 31, 2023, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.0% at December 31, 2023. One debt investment in the portfolio was on non-accrual status as of December 31, 2023, representing 0.7% of the portfolio at fair value and 1.0% at cost.

Results of operations

Investment income

Investment income totaled $8.4 million and $8.0 million, respectively, for the three months ended June 30, 2024 and 2023, of which $8.4 million and $8.0 million were attributable to interest and fees on our debt investments, as well as PIK income, and $0.0 million and $0.0 million to other income, as well as $0.0 million and $0.0 million to dividend income, respectively. The increase in investment income in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily reflects the increase in portfolio size and an increase in interest income due to the rise in SOFR rates.

Investment income totaled $17.1 million and $15.1 million, respectively, for the six months ended June 30, 2024 and 2023, of which $17.1 million and $15.1 million were attributable to interest and fees on our debt investments, as well as PIK income, and $0.0 million and $0.0 million to other income, as well as $0.0 million and $0.0 million to dividend income, respectively. The increase in investment income in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily reflects the increase in portfolio size and an increase in interest income due to the rise in SOFR rates.

Expenses

Total operating expenses for the three months ended June 30, 2024 and 2023 were $2.3 million and $4.4 million, respectively, comprised of $0.9 million and $2.8 million in incentive fees earned, $0.6 million and $0.5 million in management fees, $0.4 million and $0.7 million in interest and other debt expenses, $0.1 million and $0.1 million in professional fees, $0.1 million and $0.1 million in administrative expenses, and $0.2 million and $0.2 million in other expenses, respectively. The decrease in expenses in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily reflects the impact of incentive fees as well as the decrease in debt related expenses due to the wind-down, maturity, and subsequent termination of the Capital Call Facility.

Total operating expenses for the six months ended June 30, 2024 and 2023 were $4.7 million and $5.9 million, respectively, comprised of $1.8 million and $2.8 million in incentive fees earned, $1.2 million and $1.0 million in management fees, $0.9 million and $1.6 million in interest and other debt expenses, $0.3 million and $0.1 million in professional fees, $0.2 million and $0.2 million in administrative expenses, and $0.3 million and $0.2 million in other expenses, respectively. The decrease in expenses in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily reflects the impact of incentive fees as well as the decrease in debt related expenses due to the wind-down, maturity, and subsequent termination of the Capital Call Facility.

Net investment income (loss)

Net investment income was $6.1 million and $3.6 million respectively, for the three months ended June 30, 2024 and 2023. The increase in net investment income reflects higher investment income and lower operating expenses during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Net investment income was $12.5 million and $9.1 million respectively, for the six months ended June 30, 2024 and 2023. The increase in net investment income reflects higher investment income and lower operating expenses during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2024 and 2023 was $0.0 million and $0.0 million, respectively.

Net realized gain (loss) for the six months ended June 30, 2024 and 2023 was $0.0 million and $(0.0) million, respectively.

For the three months ended June 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(4.6) million and $0.1 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2024 was primarily driven by $(2.4) million in unrealized depreciation on SellerX, $(0.8) million in unrealized depreciation on INH Buyer, Inc. (IMS Health), and $(0.5) million in unrealized depreciation in HomeRenew Buyer, Inc. (Renuity), partially offset by $0.2 million in unrealized appreciation from our investment in e-Discovery AcquireCo, LLC. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2023 was primarily driven by a $0.2 million unrealized gain from our investment in JP Intermediate (Juice Plus) and $0.2 million in unrealized gains from our investment in Avalara Inc., offset by $(0.5) million in unrealized losses from our investment in Astra Acquisition Corporation and $(0.3) million in unrealized losses from our investment in Magenta Buyer (McAfee).

For the six months ended June 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(6.8) million and $(0.7) million, respectively. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2024 was primarily driven by $(2.5) million in unrealized depreciation on SellerX, and $(1.1) million in unrealized depreciation in INH Buyer, Inc. (IMS Health), and $(1.0) million in unrealized depreciation on Razor Group, and $(1.1) million in unrealized depreciation in Astra Acquisition Corp., and $(0.9) million in unrealized depreciation in HomeRenew Buyer, Inc. (Renuity), partially offset by $0.2 million in unrealized appreciation from our investment in e-Discovery AcquireCo, LLC (Reveal). The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2023 was primarily driven by a $1.0 million in unrealized losses from our investment in Astra Acquisition Corporation and $0.5 million unrealized losses from our investment in Magenta Buyer (McAfee), partially offset by $0.1 million in unrealized gains from our investment in iCIMS, Inc. and $0.2 in unrealized gains from our investment in Avalara Inc..

Incentive compensation

Incentive fees for the three and six months ended June 30, 2024 were $0.9 million and $1.8 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three and six months ended June 30, 2024.

Incentive fees for the three and six months ended June 30, 2023 were each $2.8 million, and were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three and six months ended June 30, 2023.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the six months ended June 30, 2024. Excise tax of $1,809 was incurred in the six months ended June 30, 2023.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $1.6 million and $3.7 million respectively, for the three months ended June 30, 2024 and 2023.

The net increase in net assets applicable to common stockholders resulting from operations was $5.7 million and $8.4 million respectively, for the six months ended June 30, 2024 and 2023

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the initial private placement of shares of the Company's common stock and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, payments to service our debt and other general corporate purposes.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Shares Issued	3,328,790	3,378,254
Average Price Per Share	$10.54	$10.39
Proceeds (1)	$35,085,444	$35,085,445

(1)
Net of offering costs of $31,222 and $32,222, respectively for the six months ended June 30, 2024 and 2023.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, secured by the unfunded equity commitments of the Company’s investors. On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 16, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than 50%. At June 30, 2024, the Capital Call Facility was fully paid off and terminated upon its maturity on June 16, 2024.

Total debt outstanding as of June 30, 2024 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2024, the Company’s asset coverage ratio was 248,699%.

Net cash used in operating activities during the six months ended June 30, 2024 was $0.7 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $11.3 million, offset by net investment income (net of non-cash income and expenses) of approximately $10.6 million.

Net cash provided by financing activities during the six months ended June 30, 2024 was $9.3 million, consisting $35.1 million proceeds from shares of common stock sold, offset by $19.5 million credit facility repayments (net of draws) and $6.3 million in dividends paid to shareholders.

At June 30, 2024 we had $12.9 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the six months ended June 30, 2024 and 2023. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
				$0.23	$6,327,144

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
				$0.27	$5,491,790

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

Recent Developments

On August 1, 2024, the Company’s Board of Directors declared a third quarter dividend in the amount of $6,135,467, payable on September 30, 2024 to stockholders of record as of the close of business on September 16, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2024, 98.1% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of June 30, 2024, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$8,042,219	$0.30
Up 200 basis points	5,361,480	0.20
Up 100 basis points	2,680,740	0.10
Down 100 basis points	(2,680,740)	(0.10)
Down 200 basis points	(5,361,480)	(0.20)
Down 300 basis points	(8,042,219)	(0.30)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2024, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We are dependent upon senior management personnel of the Advisor for our future success; if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs. In addition, in connection with the acquisition of TCP (a wholly-owned subsidiary of the Advisor) by BlackRock in August 2018, certain senior members of the Advisor's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have recently been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Advisor than in prior periods. Certain members of the Advisor's investment team that received such bonuses have left the firm. The loss of key members of the Advisor’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Company if the Advisor were unable to replace such persons in a timely manner.

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

BlackRock Direct Lending Corp.

Date: August 8, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: August 8, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer