Form 10-Q
period 2024-09-30
BlackRock Direct Lending Corp.
filed 2024-11-06
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of November 6, 2024 was 27,081,900.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $268,603,326 and $260,465,219, respectively)	$255,049,515	$253,875,915
Total investments (cost of $268,603,326 and $260,465,219, respectively)	255,049,515	253,875,915

Cash and cash equivalents	17,191,110	4,371,938
Interest receivable	2,524,515	3,043,248
Deferred offering costs	17,841	49,064
Deferred debt issuance costs	—	45,960
Prepaid expenses and other assets	156,273	105,409
Total assets	274,939,254	261,491,534

Liabilities
Incentive fees payable (Note 3)	1,828,981	919,929
Payable for investments purchased	99,747	1,151,822
Debt (net of deferred issuance costs of $14,220 and $14,626, respectively)	95,780	19,595,374
Reimbursements due to the Advisor	22,190	149,535
Interest and debt related payables	3,300	89,833
Accrued expenses and other liabilities	584,608	571,106
Total liabilities	2,634,606	22,477,599

Commitments and contingencies (Note 5)

Net assets	$272,304,648	$239,013,935

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 27,081,900 and 23,753,110 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$27,083	$23,754
Paid-in capital in excess of par	280,361,564	245,279,448
Distributable earnings (loss)	(8,083,999)	(6,289,267)
Total net assets	272,304,648	239,013,935
Total liabilities and net assets	$274,939,254	$261,491,534

Net assets per share	$10.06	$10.06

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment income	2024	2023	2024	2023
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$8,087,028	$7,814,279	$24,230,756	$22,366,212
PIK income:
Non-controlled, non-affiliated investments	522,814	562,163	1,491,034	1,044,504
Dividend income:
Non-controlled, non-affiliated investments	—	—	27,807	—
Other income:
Non-controlled, non-affiliated investments	923	10,477	3,329	47,501
Total investment income	8,610,765	8,386,919	25,752,926	23,458,217

Operating expenses
Incentive fees earned	952,486	863,801	2,732,859	3,665,612
Management fees	592,948	538,315	1,758,543	1,534,640
Interest and other debt expenses	3,436	551,056	883,200	2,130,139
Professional fees	137,934	188,113	438,177	312,867
Administrative expenses	99,764	71,844	305,290	224,217
Director fees	32,500	31,000	95,468	94,500
Custody and transfer agent fees	22,223	19,207	62,789	55,590
Insurance expense	6,877	10,381	23,394	23,949
Other operating expenses	95,193	66,594	323,191	234,644
Total operating expenses	1,943,361	2,340,311	6,622,911	8,276,158

Net investment income before taxes	6,667,404	6,046,608	19,130,015	15,182,059

Excise tax expense	—	—	—	1,809
Net investment income	6,667,404	6,046,608	19,130,015	15,180,250

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,537,800)	(34,595)	(1,497,629)	(39,363)
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(148,076)	995,792	(6,964,507)	301,332
Net realized and unrealized gain (loss)	(1,685,876)	961,197	(8,462,136)	261,969

Net increase (decrease) in net assets from operations	$4,981,528	$7,007,805	$10,667,879	$15,442,219

Earnings per share (1)	$0.19	$0.33	$0.46	$0.80

Basic and diluted weighted average shares outstanding	27,081,900	21,008,566	25,077,337	19,396,499

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935
Net investment income	—	—	—	6,327,144	6,327,144
Net realized and unrealized gain	—	—	—	(2,206,453)	(2,206,453)
Balance at March 31, 2024	23,753,110	$23,754	$245,279,448	$(2,168,576)	$243,134,626

Issuance of common stock	3,328,790	3,329	35,113,338	—	35,116,667
Offering costs charged to paid-in capital	—	—	(31,222)	—	(31,222)
Net investment income	—	—	—	6,135,467	6,135,467
Net realized and unrealized gain	—	—	—	(4,569,807)	(4,569,807)
Dividends paid to common shareholders	—	—	—	(6,327,144)	(6,327,144)
Balance at June 30, 2024	27,081,900	$27,083	$280,361,564	$(6,930,060)	$273,458,587

Net investment income	—	—	—	6,667,404	6,667,404
Net realized and unrealized gain (loss)	—	—	—	(1,685,876)	(1,685,876)
Dividends paid to shareholders	—	—	—	(6,135,467)	(6,135,467)
Balance at September 30, 2024	27,081,900	$27,083	$280,361,564	$(8,083,999)	$272,304,648

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Net Assets
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476
Issuance of common stock	1,950,275	1,950	20,064,717	—	20,066,667
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,489,981	5,489,981
Net realized and unrealized gain	—	—	—	(796,746)	(796,746)
Balance at March 31, 2023	19,409,851	$19,410	$200,348,912	$(516,785)	$199,851,537

Issuance of common stock	1,427,979	1,428	15,048,572	—	15,050,000
Offering costs charged to paid-in capital	—	—	(13,381)	—	(13,381)
Net investment income	—	—	—	3,643,661	3,643,661
Net realized and unrealized gain	—	—	—	97,518	97,518
Dividends paid to common shareholders	—	—	—	(5,491,790)	(5,491,790)
Balance at June 30, 2023	20,837,830	$20,838	$215,384,103	$(2,267,396)	$213,137,545

Issuance of common stock	1,427,979	1,428	15,048,572	—	15,050,000
Offering costs charged to paid-in capital	—	—	(13,381)	—	(13,381)
Net investment income	—	—	—	6,046,608	6,046,608
Net realized and unrealized gain (loss)	—	—	—	961,197	961,197
Dividends paid to shareholders	—	—	—	(3,643,661)	(3,643,661)
Balance at September 30, 2023	22,265,809	$22,266	$230,419,294	$1,096,748	$231,538,308

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$10,667,879	$15,442,219
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	1,497,629	39,363
Change in net unrealized (appreciation)/depreciation of investments	6,964,508	(301,332)
Net amortization of investment discounts and premiums	(981,807)	(989,279)
Amortization of deferred debt issuance costs	71,314	172,932
Interest and dividend income paid in kind	(1,614,501)	(1,044,504)
Changes in assets and liabilities:
Purchases of investments	(33,596,512)	(53,380,550)
Proceeds from disposition of investments	26,557,084	15,654,479
Decrease (increase) in interest receivable	518,733	(876,359)
Decrease (increase) in prepaid expenses and other assets	(50,864)	171,618
Increase (decrease) in payable for investments purchased	(1,052,075)	738,699
Increase (decrease) in reimbursements due to the Advisor	(127,345)	(195,491)
Increase (decrease) in incentive fees payable	909,052	863,801
Increase (decrease) in interest and debt related payables	(86,533)	(15,196)
Increase (decrease) in management fees payable	—	(445,634)
Increase (decrease) in accrued expenses and other liabilities	13,502	(25)
Net cash provided by (used in) operating activities	9,690,064	(24,165,259)

Financing activities
Draws on credit facilities	3,500,000	39,500,000
Repayments on credit facilities	(23,000,000)	(49,500,000)
Proceeds from shares of common stock sold	35,116,667	50,166,667
Payments of debt issuance costs	(24,948)	(100,000)
Dividends paid in cash to stockholders	(12,462,611)	(13,485,452)
Net cash provided by (used in) financing activities	3,129,108	26,581,215

Net increase (decrease) in cash and cash equivalents (including restricted cash)	12,819,172	2,415,956
Cash and cash equivalents (including restricted cash) at beginning of period	4,371,938	2,856,829
Cash and cash equivalents (including restricted cash) at end of period	$17,191,110	$5,272,785

Supplemental cash flow information
Interest payments	$877,462	$1,913,891
Excise tax payments	—	1,809

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.62%	2/25/2026	$807,497	$802,603	$784,887	0.29%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	11.62%	2/25/2026	$92,635	92,189	90,042	0.03%	F
								894,792	874,929	0.32%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	11.01%	11/20/2025	$1,633,765	1,589,192	1,177,945	0.43%	F

Building Products
Air Distribution Technologies Inc	Sr Secured First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.25%	8/1/2030	$802,174	786,358	786,130	0.29%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.70%	4/30/2027	$979,352	969,320	906,880	0.33%	F
Trulite Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.25%	2/22/2030	$82,292	80,646	79,823	0.03%	F
								1,836,324	1,772,833	0.65%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.60%	1/31/2031	$3,942,189	3,863,345	3,938,246	1.45%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	10.60%	1/31/2031	$-	(11,292)	(565)	—	E/F
								3,852,053	3,937,681	1.45%
Commercial Services & Supplies
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.10%	8/23/2028	$1,604,540	1,576,974	1,576,170	0.57%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.10%	8/23/2028	$1,112,929	1,092,819	1,093,252	0.40%	F
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.78%	8/23/2027	$223,339	219,230	219,162	0.08%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40% Cash + 0.50% PIK	12.96%	8/31/2029	$1,078,204	1,066,781	1,078,204	0.40%	F
								3,955,804	3,966,788	1.45%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.48%	2/1/2030	$750,297	732,620	745,045	0.27%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	10.10%	2/1/2030	$307,130	299,193	304,980	0.11%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	10.48%	2/1/2029	$-	(2,698)	(865)	—	E/F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	8.60% PIK	13.45%	11/23/2027	$1,517,390	1,497,543	995,576	0.37%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.60% PIK	13.45%	11/23/2027	$2,116,770	2,094,743	1,389,024	0.51%	F
Homerenew Buyer, Inc. (Renovo)	Sr Secured Revolver	SOFR(M)	1.00%	8.60% PIK	13.45%	11/23/2027	$503,847	497,256	330,574	0.12%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	8.60% PIK	14.02%	11/23/2027	$194,768	190,967	190,483	0.07%	F
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.85%	8/28/2030	$-	(5,843)	(5,931)	—	E/F
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.85%	8/28/2030	$2,615,703	2,576,880	2,576,467	0.95%	F
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$-	(2,791)	(1,953)	—	E/F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver Loan	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$-	(2,326)	(1,628)	—	E/F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$744,186	729,302	733,767	0.27%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$1,106,599	1,084,294	1,106,598	0.41%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$590,379	576,379	590,380	0.22%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$33,396	29,783	33,396	0.01%	F
								10,295,302	8,985,913	3.31%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	11.12%	2/1/2028	$3,200,218	3,137,977	3,192,217	1.17%	D
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.20%	12/14/2027	$893,180	880,299	883,355	0.32%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	14.53%	9/21/2027	$2,946,336	2,894,108	2,872,678	1.06%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	14.54%	9/21/2027	$982,112	964,740	957,559	0.35%	F
								4,739,147	4,713,592	1.73%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.71%	12/14/2029	$1,807,299	$1,777,650	$1,599,459	0.59%	F

Diversified Consumer Services
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$4,475,060	4,458,994	4,099,154	1.52%	B/F
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$590,594	590,594	393,336	0.14%	B/F
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$4,314,607	4,265,553	1,566,381	0.58%	B/F/J
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.10%	9/14/2029	$4,102,695	4,031,665	4,029,717	1.48%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.10%	9/15/2027	$-	(4,569)	(5,070)	—	E/F
								13,342,237	10,083,518	3.72%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.10%	10.95%	3/26/2026	$2,502,218	2,491,401	2,498,363	0.92%	F
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	10.95%	3/26/2026	$-	-	(147)	—	E/F
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.10%	8/29/2029	$865,093	845,955	865,093	0.32%	F
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.50%	8/29/2029	$413,660	406,676	413,660	0.15%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.10%	8/31/2028	$151,091	146,797	151,091	0.06%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.85%	8/29/2029	$3,349,775	3,291,662	3,349,775	1.23%	F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.52%	8/29/2029	$437,827	426,835	437,827	0.16%	F
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$-	(2,093)	2,679	—	E/F
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$166,435	165,603	167,767	0.06%	F
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	10.00%	9/1/2027	$-	(435)	-	—	E/F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	10.00%	9/1/2027	$-	(435)	-	—	E/F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	10.00%	9/1/2027	$665,333	657,670	665,333	0.24%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	10.53%	8/21/2028	$780,505	769,626	769,005	0.28%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.25%	10.53%	8/21/2028	$881,163	859,077	868,180	0.32%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.53%	8/21/2028	$2,809,816	2,770,870	2,768,417	1.02%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.70%	12/10/2027	$-	(2,841)	(1,036)	—	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.70%	12/10/2027	$2,583,790	2,555,145	2,573,713	0.95%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.35%	10.20%	8/10/2029	$31,974	31,428	32,294	0.01%	F
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	5.35%	10.20%	8/10/2029	$1,188,002	1,178,673	1,199,882	0.44%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.46%	7/5/2026	$4,030,637	3,984,387	3,982,270	1.46%	F
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	10.20%	11/30/2027	$674,873	671,498	677,572	0.25%	F
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	10.20%	6/28/2025	$318,548	317,138	319,823	0.12%	F
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.10%	12/29/2030	$1,190,816	1,143,184	1,205,702	0.44%	F
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	10.52%	10/4/2027	$2,884,796	2,884,969	2,861,000	1.05%	F
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	10.52%	10/4/2027	$-	(467)	(1,397)	—	E/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	9.35%	14.55%	2/11/2027	$1,034,500	1,019,090	1,026,224	0.38%	B/F
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	9.40%	14.42%	2/11/2027	$836,833	824,448	830,139	0.30%	B/F
								27,435,861	27,663,229	10.16%
Health Care Equipment & Supplies
Touchstone Acquisition, Inc. (Team Technologies)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.95%	12/21/2028	$1,761,494	1,736,853	1,719,760	0.63%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.90% Cash + 0.50% PIK	11.60%	10/25/2027	$1,769,910	$1,749,509	$1,676,105	0.62%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.85% Cash + 0.50% PIK	11.23%	10/25/2027	$132,252	130,482	123,913	0.05%	F
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	11.70%	6/28/2028	$3,696,814	3,650,225	1,818,832	0.67%	F/I/J
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.06%	5/4/2028	$1,481,695	1,462,320	1,446,386	0.53%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.06%	5/4/2028	$344,487	341,441	336,278	0.12%	F
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.85%	5/20/2030	$995,000	985,050	994,005	0.37%	F
								8,319,027	6,395,519	2.36%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.08%	5/6/2027	$1,119,886	1,108,766	1,106,448	0.41%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.09%	5/6/2027	$3,804	3,138	2,891	—	F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.06%	5/3/2027	$3,325,794	3,286,946	3,272,581	1.19%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	7.00%	11.75%	5/3/2027	$132,063	129,699	128,150	0.05%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.41%	10/2/2028	$800,332	797,920	672,279	0.25%	F
								5,326,469	5,182,349	1.90%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.11%	11/9/2029	$1,992,345	1,949,006	2,002,306	0.74%	F

Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.35%	10.20%	9/30/2028	$657,849	648,684	660,480	0.24%	F
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.10%	9/30/2028	$327,941	323,248	329,253	0.12%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.70%	8/31/2029	$2,691,222	2,647,878	2,691,222	0.99%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.00%	9.70%	8/31/2028	$-	(3,878)	-	—	E/F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	10.08%	8/25/2028	$2,837,724	2,809,805	2,829,210	1.03%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	10.08%	8/25/2028	$-	(111,803)	(8,642)	—	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.35%	11/1/2028	$1,470,353	1,456,613	1,461,531	0.54%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.75%	11/1/2028	$2,443,318	2,420,584	2,428,658	0.89%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.35%	7/19/2030	$156,756	154,029	158,324	0.06%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	SOFR(S)	0.75%	5.50%	10.59%	11/1/2027	$-	(769)	(596)	—	E/F
								10,344,391	10,549,440	3.87%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	13.74%	10/25/2029	$2,853,861	$2,598,911	$702,050	0.26%	F/J
Civic Plus, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.90%	10.96%	8/24/2027	$993,811	981,998	992,268	0.36%	F
Civic Plus, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.90%	10.96%	8/25/2027	$-	(967)	(143)	—	E/F
Civic Plus, LLC	First Lien Delay Draw Term Loan	SOFR(Q)	0.75%	5.90%	10.96%	8/25/2027	$252,418	249,650	252,026	0.09%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.56%	8/29/2029	$-	(7,743)	-	—	E/F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.56%	8/29/2029	$4,140,263	4,048,981	4,219,337	1.55%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	11.47%	8/29/2029	$2,238,828	2,216,674	2,238,828	0.82%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	11.47%	8/29/2029	$823,124	818,168	823,124	0.30%	F
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	12.61%	6/8/2028	$4,766,542	4,702,357	3,804,674	1.40%	F
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	5.10%	5.10%	7/27/2028	$94,668	93,487	96,562	0.04%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.87%	7/27/2028	$249,393	231,319	237,053	0.09%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.00%	12.12%	7/27/2028	$594,538	555,960	416,771	0.15%
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	6.25%	11.37%	7/27/2028	$1,679,854	1,573,633	508,156	0.19%	J
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.75%	2/1/2029	$1,450,838	1,422,175	1,447,937	0.53%	F
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	12.50%	2/1/2029	$1,120,877	1,098,459	1,098,459	0.40%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.75%	2/1/2029	$-	(3,299)	(363)	—	E/F
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	9.62%	8/22/2029	$-	-	-	—	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.62%	8/22/2029	$121,864	119,932	121,864	0.04%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.62%	8/22/2029	$69,035	69,035	69,035	0.03%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	12.62%	8/22/2029	$182,796	179,898	182,796	0.07%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.10%	8/16/2029	$1,632,483	1,607,449	1,632,483	0.60%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.10%	8/16/2028	$-	(1,718)	-	—	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	11.31%	12/1/2027	$1,478,730	1,461,297	1,067,643	0.39%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.14%	12/1/2027	$228,360	225,437	164,876	0.06%	F
								24,241,093	20,075,436	7.37%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.35%	12/29/2027	$2,545,169	2,420,754	2,393,521	0.88%	F

IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.85%	10/19/2028	$-	(7,730)	-	—	E/F
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.85%	10/19/2028	$4,548,580	4,463,814	4,582,693	1.68%	F
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$-	(8,082)	-	—	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$3,545,144	3,464,112	3,545,144	1.30%	F
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.11%	12.96%	5/28/2029	$1,800,000	1,790,468	1,800,000	0.66%	F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.15%	2/4/2029	$763,206	759,803	745,080	0.27%
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$-	(1,667)	(3,833)	—	E/F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$-	(2,222)	(2,556)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$722,222	707,778	705,611	0.26%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.62%	5/13/2030	$-	(7,846)	-	—	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.62%	5/13/2030	$3,885,090	3,797,743	3,888,975	1.43%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.85%	12/29/2028	$2,156,017	2,103,369	2,097,804	0.77%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	7.00%	11.85%	12/30/2027	$41,339	38,263	37,097	0.01%	E/F
								17,097,803	17,396,015	6.38%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.21%	12/21/2028	$945,574	919,966	955,030	0.35%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	12.21%	12/21/2028	$69,586	67,804	70,282	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.15%	12.11%	12/21/2028	$-	(3,193)	-	—	E/F
								984,577	1,025,312	0.38%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	4.90%	10.15%	10/1/2029	$-	$(765)	$(342)	—	E/F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	10.15%	10/1/2029	$810,400	803,144	806,671	0.30%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.50% PIK	12.40%	10/1/2029	$674,554	658,668	671,449	0.25%	F
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(Q)	1.00%	3.51% Cash + 1.50% PIK	9.62%	8/19/2026	$297,638	274,336	286,290	0.11%	I
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(Q)	—	7.00%	11.72%	10/19/2026	$130,856	126,339	107,367	0.04%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 2.25% PIK	11.65%	12/31/2024	$3,397,565	3,390,140	2,616,125	0.95%	F
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.65%	12/31/2024	$189,914	189,914	189,914	0.07%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.09%	8/23/2026	$1,419,496	1,406,203	1,376,911	0.51%	F
								6,847,979	6,054,385	2.23%
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.92%	10/2/2029	$1,036,112	1,008,245	1,010,209	0.37%	F

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.30%	11/30/2026	$220,802	216,843	192,362	0.07%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.30%	11/30/2026	$4,341,684	4,280,201	3,877,537	1.42%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.81%	12/19/2025	$1,212,999	1,212,999	1,212,959	0.45%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.95%	12/23/2026	$1,517,320	1,489,417	1,518,722	0.56%	F
								7,199,460	6,801,580	2.50%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B-1	Fixed	—	20.0% PIK	20.00%	9/11/2026	$236,801	236,801	277,530	0.10%	F
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	11.05%	16.40%	9/11/2026	$4,027,544	3,913,234	3,695,295	1.37%	F
								4,150,035	3,972,825	1.47%
Professional Services
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.10%	6/30/2028	$480,835	471,491	467,276	0.17%	E/F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.10%	6/30/2028	$1,231,220	1,213,497	1,210,079	0.44%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	10.10%	6/30/2028	$-	(2,462)	(3,272)	—	E/F
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.61%	12.46%	5/14/2029	$3,000,000	2,984,882	3,000,000	1.10%	F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$-	(1,613)	(3,226)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$-	(1,935)	(1,935)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$738,226	723,461	723,461	0.27%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.75% Cash + 3.88% PIK	14.54%	8/18/2028	$4,720,478	4,665,810	4,654,007	1.70%	F
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.75% Cash + 3.88% PIK	14.54%	8/18/2028	$-	-	(11,007)	—	E/F
ICIMS, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.75%	11.60%	8/18/2028	$125,463	120,626	119,574	0.04%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.72%	8/17/2025	$4,004,436	3,990,563	3,904,325	1.43%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.72%	8/17/2025	$1,640,317	1,634,860	1,599,309	0.59%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	10.70%	9/30/2027	$1,427,378	1,420,921	1,416,249	0.52%	F
								17,220,101	17,074,840	6.26%
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.35%	1/18/2030	$-	(4,286)	(4,432)	—	E/F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.35%	1/18/2030	$785,714	770,000	769,462	0.28%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.46%	3/21/2027	$1,847,720	1,825,092	1,830,829	0.67%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.57%	3/2/2026	$2,800,000	2,800,000	2,797,200	1.03%	C/F
								5,390,806	5,393,059	1.98%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental 3 Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	12.21%	4/8/2027	$5,000,000	$4,972,622	$4,970,000	1.83%	F/I

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.20%	12/29/2027	$720,362	711,362	590,697	0.22%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.02%	12/29/2026	$147,788	128,438	88,571	0.03%	F
								839,800	679,268	0.25%
Software
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	6.25%	11.11%	6/27/2029	$-	(5,385)	(5,285)	—	E/F
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	2.00%	6.25%	11.11%	6/27/2029	$2,692,626	2,666,349	2,666,205	0.98%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	10.10%	4/13/2029	$1,855,103	1,839,464	1,838,407	0.68%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	10.10%	4/13/2029	$28,441	27,179	27,344	0.01%	F
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	SOFR(M)	1.00%	7.60%	12.56%	4/30/2026	$1,668,113	1,649,663	1,668,113	0.61%	F
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(M)	1.00%	7.60%	12.71%	4/30/2026	$195,562	192,541	195,562	0.07%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	7.25%	12.20%	9/12/2029	$-	(8,399)	(3,648)	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.20%	9/12/2029	$4,111,310	4,020,673	4,074,307	1.50%	F
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.60%	5/22/2029	$1,000,000	990,000	992,000	0.36%	F/I
Clever Devices Ltd.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.30%	6/12/2030	$78,431	71,078	76,667	0.03%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.30%	6/12/2030	$704,118	686,515	699,893	0.26%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	12.33%	9/8/2027	$229,618	226,237	227,364	0.08%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	12.33%	9/8/2027	$3,238,338	3,214,876	3,206,551	1.18%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.00%	13.08%	9/27/2027	$1,046,886	1,035,851	1,049,796	0.39%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.00%	12.59%	9/8/2027	$145,537	143,598	143,073	0.05%	F
Douglas Holdings, Inc	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$2,252	2,252	1,386	—	F
Douglas Holdings, Inc	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$-	(729)	(1,678)	—	E/F
Douglas Holdings, Inc	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$-	(662)	(1,525)	—	E/F
Douglas Holdings, Inc	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$412,728	406,604	405,712	0.15%	F
Douglas Holdings, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$-	(530)	(610)	—	E/F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.56%	3/30/2029	$-	(4,237)	-	—	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.56%	3/30/2029	$2,242,403	2,195,410	2,242,403	0.82%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.08%	5/22/2029	$-	(6,593)	(8,002)	—	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.08%	5/22/2029	$3,680,336	3,619,789	3,610,410	1.33%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.48%	7/9/2029	$1,929,466	1,903,825	1,875,582	0.69%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.67% Cash + 4.45% PIK	12.37%	7/9/2029	$387,710	370,846	363,787	0.13%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	2.58% Cash + 4.30% PIK	11.84%	7/9/2029	$1,490,810	1,480,488	1,449,176	0.53%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.48%	7/9/2029	$-	(4,387)	(8,893)	—	E/F
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	10.60%	9/26/2030	$-	(7,956)	(7,971)	—	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	10.60%	9/26/2030	$3,985,279	3,925,580	3,925,500	1.44%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash + 3.50% PIK	11.94%	10/23/2027	$754,774	751,113	738,735	0.27%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.50%	12/17/2027	$191,471	191,969	185,408	0.07%	F
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	12.20%	12/17/2027	$3,571,851	3,518,938	3,458,755	1.27%	F
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.59%	12/17/2027	$246,235	243,364	238,200	0.09%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.63%	8/5/2028	$2,796,125	2,744,024	2,752,116	1.01%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.75%	6/25/2029	$13,051	12,899	13,051	—	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 2.50% PIK	10.75%	6/25/2029	$41,102	38,770	41,102	0.02%	F
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.10%	6/25/2029	$53,260	51,019	53,260	0.02%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50% Cash + 2.50% PIK	13.25%	6/25/2029	$3,513,153	3,476,943	3,513,153	1.29%	F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.07%	11/1/2027	$966,690	952,637	966,465	0.36%	F
Kong Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.07%	11/1/2027	$512,920	502,878	512,801	0.19%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50% Cash + 3.70% PIK	11.11%	3/1/2028	$2,445,860	$2,415,261	$2,413,880	0.88%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50% Cash + 3.70% PIK	11.11%	3/1/2028	$161,119	159,217	159,013	0.06%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	12.50%	9/15/2025	$746,251	743,158	737,005	0.27%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.75%	4/28/2028	$650,015	643,515	644,815	0.24%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.75%	4/28/2028	$433,343	429,010	429,877	0.16%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.75%	4/28/2028	$-	(867)	(693)	—	E/F/I
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(M)	1.00%	5.85%	10.70%	9/24/2026	$28,895	28,552	28,653	0.01%	E/F
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.85%	10.70%	9/24/2026	$632,514	627,193	627,223	0.22%	F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver Loan	SOFR(S)	1.00%	5.75%	11.08%	3/31/2027	$-	-	(789)	—	B/E/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.75%	11.08%	3/31/2027	$1,681,726	1,665,592	1,675,000	0.62%	B/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.35%	2/18/2029	$1,958,057	1,930,547	1,958,057	0.71%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.35%	2/19/2030	$244,757	241,391	244,757	0.09%	F
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.35%	2/18/2029	$-	(1,548)	-	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	10.25%	6/30/2028	$2,658,414	2,626,247	2,589,372	0.94%	F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	10.25%	6/30/2028	$781,623	774,237	761,324	0.28%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	10.25%	6/30/2027	$165,596	163,580	160,286	0.06%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	10.35%	7/25/2029	$78,534	71,748	71,190	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.35%	7/25/2029	$3,546,516	3,454,831	3,451,758	1.27%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$-	(10,654)	1,472	—	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$-	(4,408)	-	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$3,020,023	2,975,311	3,026,063	1.10%	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.95%	12/21/2027	$2,530,977	2,503,754	2,412,021	0.89%	F/I
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.95%	12/21/2027	$463,423	459,081	441,642	0.16%	F/I
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.95%	12/21/2027	$-	(2,398)	(10,444)	—	E/F
								65,006,844	64,996,154	23.87%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.20%	7/2/2026	$2,611,487	2,591,913	2,572,315	0.94%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.60%	10.45%	12/28/2028	$527,093	519,960	525,804	0.19%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.60%	10.52%	12/28/2028	$8,316	6,530	8,011	—	F
								3,118,403	3,106,130	1.13%
Textiles, Apparel and Luxury Goods
WH Borrower, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.79%	2/15/2027	$99,747	99,747	99,747	0.04%	F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	6.51%	11.12%	9/17/2026	$4,620,190	4,567,613	4,585,639	1.68%	B/F

Total Debt Investments - 94.15% of Net Assets								265,697,967	253,451,598	93.10%

Equity Securities
Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	376	-	-	—	F/G/H
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	1,249	-	-	—	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	61	-	-	—	B/F/G/H
Razor US LP	Class A Preferred Units			3.00% PIK	3.00%	-	2,728,395	2,708,159	1,394,210	0.51%	F/G
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					12/23/2029	19	-	-	—	B/F/G/H
Razor US LP	Common Units					-	27,283	-	-	—	F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	422	-	-	—	B/F/G/H
								2,708,159	1,394,210	0.51%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer	Instrument	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (Continued)
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares	-	271	$27,200	$28,445	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	2,394	-	4,942	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock	8/17/2031	299	-	34	—	B/F/G/H
				27,200	33,421	0.01%
Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units	3/6/2033	5,517	-	-	—	F/G/H
Pluralsight, Inc.	Common Stock	-	60,932	170,000	170,062	0.07%	F/G/H
				170,000	170,062	0.07%

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock	5/6/2032	1,122	-	224	—	F/G/H

Total Equity Securities - 0.59% of Net Assets				2,905,359	1,597,917	0.59%

Total Investments - 93.66% of Net Assets				268,603,326	255,049,515	93.69%

Cash and Cash Equivalents - 6.31% of Net Assets					17,191,110	6.31%

Total Cash and Investments - 99.98% of Net Assets					272,240,625	100.00%

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $35,211,013 and $26,557,084 respectively, for the nine months ended September 30, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2024 was $255,049,515 or 93.49% of total cash and investments of the Company. As of September 30, 2024, approximately 11.3% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2024

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

September 30, 2024

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

At September 30, 2024, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$5,589,496	$—	5,589,496
3	Independent third-party valuation sources that employ significant unobservable inputs	247,862,102	1,597,693	249,459,795
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$253,451,598	$1,597,917	$255,049,515

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$223,110,075	Income approach	Discount rate	8.1% - 30.6% (11.6%)
	9,579,570	Market quotations	Indicative bid/ask quotes	1-1 (1)
	8,834,129	Market comparable companies	Revenue Multiples	0.4x - 1.6x (0.6x)
	6,338,328	Market comparable companies	EBITDA multiples	2.5x - 9.5x (6.6x)
Equity	1,394,210	Income approach	Discount rate	22.4% (22.4%)
	203,483	Option Pricing Model	EBITDA/Revenue multiples	0.7x - 3.1x (1.8x)
			Implied volatility	45.0% - 60.0% (45.0%)
			Term	2.0 years - 2.0 years (2.0 years)
$249,459,795

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$252,611,393	$1,410,374	$254,021,767
Net realized and unrealized gains (losses)	(1,753,808)	17,319	(1,736,489)
Acquisitions (1)	15,956,077	170,000	16,126,077
Dispositions	(18,202,664)	—	(18,202,664)
Transfers out of Level 3 (2)	(748,896)	—	(748,896)
Ending balance	$247,862,102	$1,597,693	$249,459,795
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,723,220)	$17,319	$(1,705,901)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred to Level 2 due to increased observable market activity

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Ending balance	$—	$224	$224

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$-	$-

Changes in investments categorized as Level 3 during the nine months ended September 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$244,121,603	$354,947	$244,476,550
Net realized and unrealized gains (losses)	(6,745,270)	(1,662,614)	(8,407,884)
Acquisitions (1)	37,181,102	2,905,360	40,086,462
Dispositions	(27,363,973)	—	(27,363,973)
Transfers into Level 3 (2)	668,640	—	668,640
Ending balance	$247,862,102	$1,597,693	$249,459,795

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(7,124,549)	$(1,662,614)	$(8,787,163)

_________________________

(1) Includes payments received in kind and accretion of original issue and market discounts

(2) Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies (Continued)

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	—	224	224
Ending balance	$—	$224	$224
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$—

__________________________

At December 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$9,399,141	$—	$9,399,141
3	Independent third-party valuation sources that employ significant unobservable inputs	244,121,603	354,947	244,476,550
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$253,520,744	$355,171	$253,875,915

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

September 30, 2024

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2024, included in cash and cash equivalents was $12.1 million (4.4% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.77%.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2023, included in cash and cash equivalents was $1.8 million (0.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%. There was no restricted cash at September 30, 2024 or December 31, 2023.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2024 and December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at September 30, 2024 and December 31, 2023.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2023, the Company incurred $71,685 in organizational expenses. During the nine months ended September 30, 2024, the Company did not incur any additional organizational expenses. From November 30, 2020 through September 30, 2024, the Company had incurred a total of $267,621 in offering costs, of which $249,780 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1.0 million for organization and offering costs.

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

September 30, 2024

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

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

September 30, 2024

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of September 30, 2024, the Company’s cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three and nine months ended September 30, 2024 were $952,486 and $2,732,859 respectively. As of September 30, 2023, the Company's cumulative performance exceeded the total return hurdle, and as such the incentive fees for the three months and nine months ended September 30, 2023 were $863,801 and $3,665,612, respectively.

There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three and nine months ended September 30, 2024. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

September 30, 2024

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

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2024	2023
Interest expense	$790,929	$1,913,891
Amortization of deferred debt issuance costs	71,314	172,932
Commitment fees	20,957	43,316
Total	$883,200	$2,130,139

At September 30, 2024, there was no debt outstanding under the Capital Call Facility after the final paydown and termination effective June 14, 2024. At December 31, 2023, there was $19.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.31%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of September 30, 2024 and December 31, 2023, the estimated fair value of the outstanding debt approximated their carrying values.

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

September 30, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2024	December 31, 2023
2-10 Holdco, Inc.	3/26/2026	$95,345	$95,345
Accordion Partners LLC	8/31/2028	151,091	302,183
Accordion Partners LLC	8/29/2029	NA	408,824
Accuserve Solutions, Inc.	3/15/2030	334,887	NA
Alcami Corporation	12/21/2028	NA	80,201
Alcami Corporation	12/21/2028	128,322	128,322
Alera Group, Inc.	10/2/2028	NA	85,332
AlphaSense, Inc.	6/27/2029	538,525	NA
Alpine Acquisition Corp II (48Forty)	11/30/2026	45,225	106,411
AmeriLife Holdings, LLC	8/31/2028	273,736	273,736
AmeriLife Holdings, LLC	8/31/2029	NA	91,793
Appriss Health, LLC (PatientPing)	5/6/2027	72,281	76,086
Aras Corporation	4/13/2029	93,448	16,252
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	NA	188,146
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,523	123,523
Avalara, Inc.	10/19/2028	454,858	454,858
Bluefin Holding, LLC (Allvue)	9/12/2029	405,340	405,340
CBI-Gator Acquisition, LLC	10/25/2027	25,080	56,430
Cherry Bekaert Advisory, LLC	6/30/2028	308,760	413,518
Cherry Bekaert Advisory, LLC	6/30/2028	190,576	190,576
Civic Plus, LLC	8/25/2027	92,051	60,754
Clever Devices Ltd.	6/12/2030	215,686	NA
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	214,286	NA
Crewline Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
CSG Buyer, Inc. (Core States)	3/31/2028	NA	426,065
CSG Buyer, Inc. (Core States)	3/31/2028	NA	213,032
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	105,389	175,648
Douglas Holdings, Inc	8/27/2030	98,696	NA
Douglas Holdings, Inc	8/27/2030	89,724	NA
Douglas Holdings, Inc	8/27/2030	48,711	NA
Douglas Holdings, Inc	8/27/2030	35,889	NA
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	224,240
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	376,388	376,388
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	120,321	72,985
ESO Solutions, Inc.	5/3/2027	112,498	97,824
Fusion Holding Corp. (Finalsite)	9/15/2027	340,879	340,879
Foreside Financial Group, LLC	9/1/2027	34,768	83,252
Foreside Financial Group, LLC	9/1/2027	38,277	19,904
Fusion Risk Management, Inc.	5/22/2029	421,160	421,160
GTY Technology Holdings Inc.	7/9/2029	928,207	1,307,334
GTY Technology Holdings Inc.	7/9/2029	318,422	286,580
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	161,290	NA
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	96,774	NA
ICIMS, Inc.	8/18/2028	781,685	933,948
ICIMS, Inc.	8/18/2028	292,746	348,368
Honey Intermediate, Inc. (iLobby)	9/26/2030	531,371	NA
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	7,528	7,528
Integrity Marketing Acquisition, LLC	8/27/2026	NA	2,880,792
Integrity Marketing Acquisition, LLC	8/25/2028	2,880,792	NA
Intercept Bidco, Inc.	6/3/2030	166,667	NA
Intercept Bidco, Inc.	6/3/2030	111,111	NA
Kaseya, Inc.	6/25/2029	156,818	197,920
Kaseya, Inc.	6/25/2029	158,083	158,083
Kid Distro Holdings, LLC	10/1/2029	74,263	74,263
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Lightspeed Solutions, LLC	3/1/2028	NA	609,564
Madison Logic Holdings, Inc.	12/30/2027	115,748	157,087
Oak Purchaser, Inc. (DaySmart)	4/28/2028	NA	29,467
Oak Purchaser, Inc. (DaySmart)	4/28/2028	86,669	86,669
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	181,355	181,355
Oversight Systems, Inc.	9/24/2026	NA	28,967
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	7/19/2030	NA	158,340
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	99,374	99,374
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	NA	476,394
PlayPower, Inc	8/28/2030	395,397	NA
Pluralsight, Inc.	8/22/2029	86,293	NA

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2024	December 31, 2023
PMA Parent Holdings, LLC	1/31/2031	564,581	NA
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	42,014	176,902
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	132,507
SellerX Germany GmbH (Germany)	5/23/2026	540,918	540,918
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	197,187	NA
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	388,509
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	NA	152,561
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	NA	190,701
Smarsh, Inc.	2/19/2030	244,757	244,757
Smarsh, Inc.	2/18/2029	122,379	122,379
Supergoop, LLC	12/28/2028	116,418	124,734
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	65,187	65,187
Wealth Enhancement Group, LLC	10/4/2027	NA	442,100
Wealth Enhancement Group, LLC	10/4/2027	166,364	166,364
Titan Home Improvement, LLC (Renuity)	5/31/2030	139,535	NA
Titan Home Improvement, LLC (Renuity)	5/31/2030	116,279	NA
Trintech, Inc.	7/25/2029	196,336	196,336
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	38,843	83,820
Vortex Companies, LLC	9/4/2029	220,457	283,364
Vortex Companies, LLC	9/4/2029	160,094	169,768
Zendesk Inc.	11/22/2028	735,838	735,838
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	222,222	222,222
Total Unfunded Balances		$18,788,941	$19,407,970

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2024

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2024 and December 31, 2023, amounts reimbursable to the Advisor totaled $0.0 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2024 and 2023, $0.3 million and $0.2 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of September 30, 2024, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of September 30, 2024, $280.9 million (93.3% of total commitments) had been called. During the nine months ended September 30, 2024, the Company issued 3,328,790 shares, with an average purchase price of $10.54 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the nine months ended September 30, 2024 and 2023.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
				$0.46	$12,462,611

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
				$0.43	$9,135,451

8. Subsequent Events

On November 6, 2024, the Company’s Board of Directors declared a fourth quarter dividend in the amount of $6,667,404, payable on December 31, 2024 to stockholders of record as of the close of business on December 17 2024.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2024

9. Financial Highlights

The financial highlights below show the Company's results of operations for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023
Per Common Share
Per share NAV at beginning of period	$10.06	$10.03

Investment operations: (1)
Net investment income	0.77	0.80
Net realized and unrealized gain (loss)	(0.31)	—
Total from investment operations	0.46	0.80
Dividends to common shareholders	(0.46)	(0.43)
Per share NAV at end of period	$10.06	$10.40

Total return based on net asset value: (2)	4.6%	8.0%

Shares outstanding at end of period	27,081,900	22,265,809
Ratios to average net asset value: (3)
Net investment income	10.3%	10.7%
Expenses before incentive fee (4)	2.0%	3.1%
Expenses and incentive fee (5)	3.1%	4.9%

Ending net asset value	$272,304,648	$231,538,308
Portfolio turnover rate	10.3%	6.8%
Weighted-average debt outstanding	$13,602,701	$36,478,132
Weighted-average interest rate on debt	7.8%	7.2%
Weighted-average number of shares of common stock	25,077,337	19,396,499
Weighted-average debt per share	$0.54	$1.88

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2024

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last three fiscal years and the period ended September 30, 2024.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of September 30, 2024 (Unaudited)	$110,000	$2,404,396	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Capital Call Facility
As of September 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2024

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
Pluralsight, Inc., Common Stock	8/22/2024
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
PerchHQ, LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2024, 88.7% of our total assets were invested in qualifying assets.

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

As of September 30, 2024, none of our investments were categorized as Level 1, 2.2% were categorized as Level 2 and 97.8% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2024, we invested approximately $11.7 million, comprised of investments in 6 new and 8 existing portfolio companies. Of these investments, $11.7 million, or 99.1% of total acquisitions, were in senior secured loans. The remaining $0.0 million, or 0.9% of total acquisitions, was comprised of one new equity investment. Additionally, we received approximately $14.8 million in proceeds from sales or repayments of investments during the three months ended September 30, 2024.

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

During the nine months ended September 30, 2024, we invested approximately $33.6 million, comprised of investments in 17 new and 16 existing portfolio companies. Of these investments, $31.4 million, or 93.4% of total acquisitions, were in senior secured loans. The remaining $2.2 million, or 12.4% of total acquisitions, was comprised of three new equity investments. Additionally, we received approximately $26.6 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2024.

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

At September 30, 2024, our investment portfolio of $255.0 million (at fair value) consisted of 115 portfolio companies and was invested 99.4% in senior secured loans and 0.6% in equity investments. Our average portfolio company investment at fair value was approximately $2.2 million. Our largest portfolio company investment by value was approximately 2.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 9.8% of our portfolio at September 30, 2024.

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

The industry composition of our portfolio at fair value at September 30, 2024 was as follows:

Industry	Percent of Total Investments
Software	25.5%
Diversified Financial Services	10.9%
Internet Software and Services	7.9%
IT Services	6.8%
Professional Services	6.7%
Diversified Consumer Services	4.5%
Insurance	4.1%
Construction and Engineering	3.5%
Paper and Forest Products	2.7%
Healthcare Providers and Services	2.5%
Media	2.4%
Real Estate Management and Development	2.1%
Health Care Technology	2.0%
Road and Rail	1.9%
Consumer Finance	1.8%
Wireless Telecommunication Services	1.8%
Pharmaceuticals	1.6%
Commercial Services and Supplies	1.6%
Capital Markets	1.5%
Construction Materials	1.3%
Specialty Retail	1.2%
Other	5.6%
Total	100.0%

The weighted average effective yield of our debt and total portfolio was 12.5% at September 30, 2024 and 13.3% at December 31, 2023, excluding non-accrual loans. At September 30, 2024, 97.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 2.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.4% at September 30, 2024. Debt investments in four portfolio companies were on non-accrual status as of September 30, 2024, representing 1.8% of the portfolio at fair value and 4.5% at cost. At December 31, 2023, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.% at December 31, 2023. One debt investment in the portfolio was on non-accrual status as of December 31, 2023, representing 0.7% of the portfolio at fair value and 1.0% at cost.

Results of operations

Investment income

Investment income totaled $8.6 million and $8.4 million, respectively, for the three months ended September 30, 2024 and 2023, of which $8.6 million and $8.4 million were attributable to interest and fees on our debt investments, as well as PIK income, and $0.0 million and $0.0 million to other income, as well as $0.0 million and $0.0 million to dividend income, respectively. The increase in investment income in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily reflects the increase in portfolio size.

Investment income totaled $25.8 million and $23.5 million, respectively, for the nine months ended September 30, 2024 and 2023, of which $25.8 million and $23.5 million were attributable to interest and fees on our debt investments, as well as PIK income, and $0.0 million and $0.0 million to other income, as well as $0.0 million and $0.0 million to dividend income, respectively. The increase in investment income in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily reflects the increase in portfolio size.

Expenses

Total operating expenses for the three months ended September 30, 2024 and 2023 were $1.9 million and $2.3 million, respectively, comprised of $1.0 million and $0.9 million in incentive fees earned, $0.6 million and $0.5 million in management fees, $0.0 million and $0.6 million in interest and other debt expenses, $0.1 million and $0.2 million in professional fees, $0.1 million and $0.1 million in administrative expenses, and $0.1 million and $0.1 million in other expenses, respectively. The decrease in expenses in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily reflects the decrease in debt related expenses due to the wind-down, maturity, and subsequent termination of the Capital Call Facility.

Total operating expenses for the nine months ended September 30, 2024 and 2023 were $6.6 million and $8.3 million, respectively, comprised of $2.7 million and $3.7 million in incentive fees earned, $1.8 million and $1.5 million in management fees, $0.9 million and $2.1 million in interest and other debt expenses, $0.4 million and $0.3 million in professional fees, $0.3 million and $0.2 million in administrative expenses, and $0.3 million and $0.2 million in other expenses, respectively. The decrease in expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily reflects the impact of incentive fees as well as the decrease in debt related expenses due to the wind-down, maturity, and subsequent termination of the Capital Call Facility.

Net investment income (loss)

Net investment income was $6.7 million and $6.0 million respectively, for the three months ended September 30, 2024 and 2023. The increase in net investment income reflects higher investment income and lower operating expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Net investment income was $19.1 million and $15.2 million respectively, for the nine months ended September 30, 2024 and 2023. The increase in net investment income reflects higher investment income and lower operating expenses during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2024 and 2023 was $(1.5) million and $0.0 million, respectively.

Net realized gain (loss) for the nine months ended September 30, 2024 and 2023 was $(1.5) million and $(0.0) million, respectively.

For the three months ended September 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(0.1) million and $1.0 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2024 was primarily driven by $0.8 million in unrealized depreciation on InMoment, Inc., $0.6 million in unrealized depreciation on Streamland Media Midco LLC, and $0.4 million in unrealized depreciation in Homerenew Buyer, Inc. (Project Dream), partially offset by $1.0 million in unrealized appreciation from our investment in Magenta Buyer, LLC (McAfee) and $0.5 million in unrealized appreciation from our investment in Pluralsight, Inc. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2023 was primarily driven by a $0.4 million in unrealized gains from our investment in Astra Acquisition Corp and $0.2 million in unrealized gains from our investment in SellerX as well as unrealized gains to the portfolio from tightening market spreads, offset by $0.5 million in unrealized losses from our investment in Magenta Buyer (McAfee).

For the nine months ended September 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(7.0) million and $0.3 million, respectively. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2024 was primarily driven by $2.6 million in unrealized depreciation on SellerX, $1.3 million in unrealized depreciation in INH Buyer, Inc. (IMS Health), $1.2 million in unrealized depreciation on Homerenew Buyer, $1.0 million in unrealized depreciation from Razor, $0.8 million in unrealized depreciation on InMoment, and 0.8 million in unrealized depreciation in Astra Acquisition Corp., partially offset by $0.7 million in unrealized appreciation from our investment in Magenta Buyer, LLC (McAfee). The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2023 was primarily driven by a $1.5 million in unrealized losses from our investment in Magenta Buyer (McAfee) and $0.8 million in unrealized losses from our investment in Astra Acquisition Corporation, partially offset by $0.2 million in unrealized gains from our investment in Integrity Marketing Acquisition, LLC, and $0.2 in unrealized gains from our investment in Avalara Inc.

Incentive compensation

Incentive fees for the three and nine months ended September 30, 2024 were $1.0 million and $2.7 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three and nine months ended September 30, 2024.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the nine months ended September 30, 2024. Excise tax of $1,809 was incurred in the nine months ended September 30, 2023.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $5.0 million and $7.0 million respectively, for the three months ended September 30, 2024 and 2023.

The net increase in net assets applicable to common stockholders resulting from operations was $10.7 million and $15.4 million respectively, for the nine months ended September 30, 2024 and 2023

Liquidity and capital resources

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Shares Issued	3,328,790	4,806,233
Average Price Per Share	$10.54	$10.43
Proceeds (1)	$35,085,444	$50,122,064

(1)
Net of offering costs of $31,222 and $32,222, respectively for the nine months ended September 30, 2024 and 2023.

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

Total debt outstanding as of September 30, 2024 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business

Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2024, the Company’s asset coverage ratio was 240,440%.

Net cash provided by operating activities during the nine months ended September 30, 2024 was $9.7 million, consisting of net investment income (net of non-cash income and expenses) of approximately $16.7 million, offset by the settlement of acquisitions of investments (net of dispositions) of $(7.0) million.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $3.1 million, consisting of $35.1 million in proceeds from shares of common stock sold, offset by $19.5 million credit facility repayments (net of draws) and $12.5 million in dividends paid to shareholders.

At September 30, 2024 we had $17.2 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the nine months ended September 30, 2024 and 2023. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
				$0.46	$12,462,611

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
				$0.43	$9,135,451

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

Recent Developments

On November 6, 2024, the Company’s Board of Directors declared a fourth quarter dividend in the amount of $6,667,404, payable on December 31, 2024 to stockholders of record as of the close of business on December 17, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2024, 97.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of September 30, 2024, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$7,629,513	$0.30
Up 200 basis points	5,086,342	0.20
Up 100 basis points	2,543,171	0.10
Down 100 basis points	(2,543,171)	(0.10)
Down 200 basis points	(5,086,342)	(0.20)
Down 300 basis points	(7,629,513)	(0.30)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2024, we are currently not a party to any pending material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	Amended and Restated By-Laws(2)
4.1	Form of Subscription Agreement(3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on December 10, 2020 and incorporated herein by reference.
(2)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 814-01378) filed on August 2, 2024 and incorporated herein by reference.
(3)
Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on January 25, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Direct Lending Corp.

Date: November 6, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: November 6, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer