Form 10-K
period 2024-12-31
BlackRock Direct Lending Corp.
filed 2025-02-28
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

As of December 31, 2024, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on February 27, 2025 was 27,081,900.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK DIRECT LENDING CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

A Leader in Alternative Credit Investing

BlackRock is the world’s largest publicly traded investment management firm, with approximately $10.0 trillion of assets under management as of December 31, 2024. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 38 countries, including [25] primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

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

BlackRock believes that the growth of small-to-medium sized businesses will be key to growth for all developed economies, and in particular, the United States. Middle market companies represent approximately one-third of U.S. private sector GDP and employ nearly 48 million people, providing approximately one-third of all U.S. jobs as of December 31, 2024, according to the National Center for the Middle Market. BlackRock anticipates that direct lending providers to the middle market will enable these businesses to access capital that is increasingly difficult for them to obtain from traditional bank sources yet is important for continued economic growth.

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

Other than the Notes described below, the Company is unlevered. The amount of any such indebtedness secured by an assignment of the Company’s right to call stockholder’s capital commitments to lender (the “Credit Facility Debt”) will not exceed 90% of the aggregate Capital Commitments to the Company. Pursuant to the 1940 Act, the Company may only draw upon such Credit Facility Debt in amounts such that the Company complies at the time of each such draw with the asset coverage requirements of the 1940 Act described below under “—Asset Coverage Requirement.”

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

Taxation of the Company

We have elected, and intend to qualify annually, to be taxed as an RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90 percent of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50 percent of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of our total assets and not more than 10 percent of the outstanding voting securities of such issuer, and (ii) not more than 25 percent of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other RICs) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. The Code provides for certain exceptions to the foregoing diversification requirements. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We monitor our transactions to endeavor to prevent our disqualification as a RIC.

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

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, an increase in interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

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

The current political climate has intensified concerns about a potential trade war between China and the U.S., as each country has imposed tariffs on the other country’s products, with additional tariffs under the new administration in the U.S. also under discussion.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors

Inflationary pressures have been elevated in recent years, and there is a risk of the economy entering a recession. Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

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

For example, the financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. This and similar developments could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, including business development companies such as us, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Advisor.

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

Changes enacted by the current or a future presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have been, effectuated through executive order. It is not possible to predict which, if any, actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

In addition, the rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The effect of any changes to such rules is uncertain, both in terms of the direct effect on the taxation of an investment in the Company’s shares and their indirect effect on the value of the Company’s assets, the Company’s shares or market conditions generally.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. For example, more significant tariffs have been proposed by the new administration in the U.S., although it is not possible to predict the extent or focus of any such tariffs at this time. As a result, there remains uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our debt investments are generally based on floating rates, such as EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital.

If interest rates rise, the cost of borrowing for the companies in which we invest will increase and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. During periods of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2024.

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

We have elected, and intend to qualify annually, to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value and profitability could decline.

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

Potential Restrictions on the Advisor’s Activities on Behalf of the Company. From time to time, the Advisor expects to be restricted from purchasing or selling securities or taking other actions on behalf of the Company because of regulatory and legal requirements applicable to BlackRock Entities, other Client Accounts and/or the Advisor’s internal policies designed to comply with or limit the applicability of, or which otherwise relate to, such requirements. An investment fund not advised by BlackRock Entities may not be subject to the same considerations. There may be periods when the Advisor (on behalf of the Company) may not initiate or recommend certain types of transactions, may limit or delay purchases, may sell or redeem existing investments, forego transactions or other investment opportunities, restrict or limit the exercise of rights (including voting rights), or may otherwise restrict or limit their advice with respect to securities or instruments issued by or related to issuers for which BlackRock Entities are performing advisory or other services. Such policies may restrict the Company’s activities more than required by applicable law. For example, when BlackRock Entities are engaged to provide advisory or risk management services for an issuer, the Company may be prohibited from or limited in purchasing or selling interests of that issuer, particularly in cases where BlackRock Entities have or may obtain material non-public information abouwet the issuer. Similar prohibitions or limitations could also arise if: (i) BlackRock Entity personnel serve as directors or officers of issuers, the securities or other interests of which the Company wishes to purchase or sell, (ii) the Advisor on behalf of the Company participates in a transaction (including a controlled acquisition of a U.S. public company) that results in the requirement to restrict all purchases, sales and voting of equity securities of such target issuer, or (iii) regulations, including portfolio affiliation rules or stock exchange rules, prohibit participation in offerings by an issuer when other Client Accounts have prior holdings of such issuer’s securities or desire to participate in such a public offering, or where other Client Accounts have or may have short positions in such issuer’s securities. However, where permitted by applicable law, and where consistent with the BlackRock Entities’ policies and procedures, the BlackRock Entities may, but are not obligated to, seek to avoid such prohibitions or limitations (such as through the implementation of appropriate information barriers), and in such cases, the Advisor on behalf of the Company may purchase or sell securities or instruments that are issued by such issuers. In addition, certain activities and actions may also be considered to result in reputational risk or disadvantage for the management of the Company and/or for the Advisor and its affiliates, and the Advisor may decline or limit an investment opportunity or dispose of an existing investment as a result.

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

The Advisor is entitled to incentive compensation for each fiscal quarter after January 1, 2021 in an amount equal to a percentage of our ordinary income (before deducting incentive compensation) since that date and, separately, a percentage of our realized capital gains (net of realized capital losses and unrealized depreciation) since that date, in each case subject to a cumulative total return requirement. If we pay incentive compensation and thereafter experience additional realized capital losses or unrealized capital depreciation such that we would no longer have been required to provide incentive compensation, we will not be able to recover any portion of the incentive compensation previously paid or distributed because our incentive compensation arrangements do not contain any clawback provisions. As a result, the incentive compensation could exceed 17.5% of our cumulative total return, depending on the timing of unrealized appreciation, net unrealized depreciation and net realized capital losses. For example, part of the incentive compensation payable or distributable by us that relates to our ordinary income is computed on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive compensation will become uncollectible. Similarly, the income component is measured against a total return limitation that includes unrealized gains. Such gains may not be realized or may be realized at a lower amount. Consequently, we may have paid incentive compensation on income in circumstances where we otherwise would not have done so and with respect to which we do not have a clawback right against the Advisor.

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

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs. In addition, in connection with the acquisition of TCP (a wholly-owned subsidiary of the Advisor) by BlackRock in August 2018, certain senior members of the Advisor's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Advisor than in prior periods. The loss of key members of the Advisor’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Company if the Advisor were unable to replace such persons in a timely manner.

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

BlackRock Acquisition of HPS.

On December 3, 2024, BlackRock entered into an agreement with HPS LLC for BlackRock to acquire 100% of the business and assets of HPS LLC (the “BlackRock/HPS Transaction”). The BlackRock/HPS Transaction remains subject to a number of conditions, including the receipt of certain HPS LLC investor consents, regulatory approvals and satisfaction of other customary closing conditions. There can be no assurances that the BlackRock/HPS Transaction will take place. However, the operation of BlackRock and the Advisor may nonetheless be adversely affected as a result of efforts expended pursuing the completion of the BlackRock/HPS Transaction.

If the BlackRock/HPS Transaction occurs, HPS LLC will be owned by BlackRock. There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisor will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisor will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisor may not continue with the Advisor after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisor may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisor for an undetermined period. There can be no assurances that BlackRock or the Advisor will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisor. Some of the challenges presented by the integration of the businesses are outside of BlackRock’s control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management’s time and energy, which could materially affect BlackRock or the Advisor. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisor, including for the foregoing reasons, our operations and investment results may be adversely affected.

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

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. Rule 18f-4 under the 1940 Act requires the Company to implement and comply with the Rule 18f-4 limits on the amount of derivatives the Company can enter into and treat derivatives as senior securities so that a failure to comply with the limits would result in a statutory violation and require the Company, if the Company’s use of derivatives is more than a limited specified exposure amount (10% of net assets), to establish and maintain a comprehensive derivatives risk management program and appoint a derivatives risk manager.

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

The Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their fair value recorded in the Statements of Assets and Liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial statements.

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

Our portfolio companies may incur debt that ranks equally in right of payment with, or senior to, our investments in such companies.

The portfolio companies we invest in usually have, or may be permitted to incur, other debt that ranks equally in right of payment with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally in right of payment with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally in right of payment with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2024, approximately $26.9 million, or approximately 10.3%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

As of December 31, 2024, the Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2024, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

As of December 31, 2024, we have sold 27,081,900 shares for an aggregate offering price of $280.9 million, gross of offering costs.

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
November 6, 2024	December 17, 2024	December 31, 2024	Regular	$0.25	$6,667,404
December 13, 2024	December 20, 2024	December 27, 2024	Special	$0.24	$6,500,000
				$0.95	$25,630,015

Tax characteristics of all dividends are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

We have elected, and intend to qualify annually, to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

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

The Company has elected to be treated, and intends to qualify annually, as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2024, 89.7% of our total assets were invested in qualifying assets.

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

As of December 31, 2024, none of our investments were categorized as Level 1, 2.4% were categorized as Level 2 and 97.6% were Level 3 investments valued based on valuations by independent third-party sources.

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Company does not reverse previously capitalized PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Company’s judgement, the repayment of the remaining contractual principal and interest is expected. The Company may opt not to place a distressed debt investment on nonaccrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

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

Portfolio and investment activity

During the year ended December 31, 2024, we invested approximately $55.3 million, comprised of investments in 24 new and 28 existing portfolio companies. Of these investments, $52.4 million, or 94.8% of total acquisitions, were in senior secured loans. The remaining $2.9 million or 5.2% of total acquisitions, was comprised of five new equity investments. Additionally, we received approximately $69.3 million in proceeds from sales or repayments of investments during the year ended December 31, 2024.

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

At December 31, 2024, our investment portfolio of $229.3 million (at fair value) consisted of 112 portfolio companies and was invested 99.9% in senior secured loans and 0.1% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 2.4% of our portfolio and our five largest portfolio company investments by value comprised approximately 10.6% of our portfolio at December 31, 2024.

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

The industry composition of our portfolio at fair value at December 31, 2024. was as follows:

Industry	Percent of Total Investments
Software	27.6%
Internet Software and Services	8.0%
Diversified Financial Services	7.4%
IT Services	7.2%
Professional Services	6.6%
Insurance	4.6%
Diversified Consumer Services	4.2%
Construction and Engineering	3.8%
Paper and Forest Products	2.9%
Healthcare Providers and Services	2.8%
Media	2.5%
Real Estate Management and Development	2.4%
Health Care Technology	2.3%
Road and Rail	2.2%
Commercial Services and Supplies	2.2%
Consumer Finance	2.0%
Wireless Telecommunication Services	2.0%
Capital Markets	1.9%
Construction Materials	1.4%
Specialty Retail	1.3%
Other	4.7%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 11.6% at December 31, 2024 and 13.3% at December 31, 2023, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 11.0% at December 31, 2024 and 13.3% at December 31, 2023. At December 31, 2024, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1% at December 31, 2024. Debt investments in 7 portfolio companies were on non-accrual status as of December 31, 2024, representing 5.0% of the portfolio at fair value and 10.6% at cost. At December 31, 2023, 99.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.4% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.0% at December 31, 2023. Our debt investment in one portfolio company was on non-accrual status as of December 31, 2023, representing 0.7% of the portfolio at fair value and 1.0% at cost.

Results of operations

Investment income

Investment income totaled $33.8 million, $32.4 million and $16.7 million, respectively, for the years ended December 31, 2024, 2023 and 2022, of which $33.8 million, $32.3 million and $16.5 million were attributable to interest and fees on our debt investments, and $0.0 million, $0.1 million and $0.2 million to other income, respectively. The increase in investment income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects the increase in portfolio size and rise in SOFR rates. The increase in investment income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily reflects the increase in portfolio size and rise in LIBOR/SOFR rates.

Expenses

Total operating expenses for the years ended December 31, 2024, 2023 and 2022 were $8.5 million, $10.7 million, and $4.6 million respectively, comprised of $3.6 million, $4.6 million and $0.2 million in incentive fees, $2.3 million, $2.1 million and $1.4 million in management fees, $0.9 million, $2.7 million and $1.9 million in interest and other debt expenses, $0.6 million, $0.4 million and $0.4 million in professional fees, $0.4 million, $0.3 million and $0.4 million in administrative expenses, $0.0 million, $0.0 million and $(0.2) million in accrued incentive fees on capital gains, and $0.7 million, $0.6 million and $0.5 million in other expenses, respectively. The decrease in expenses in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects the decrease in interest expense due to the maturity of the Capital Call Facility and decrease in incentive fees earned during the year ended December 31, 2024. The increase in expenses in the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to the overall growth in portfolio size. Additionally, there was an increase in incentive fees earned and an increase in interest expenses in 2013, which can be attributed to the higher LIBOR/SOFR rates during the year ended December 31, 2023.

Net investment income (loss)

Net investment income (loss) was $25.3 million, $21.6 million and $12.1 million, respectively for the years ended December 31,

2024, 2023 and 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2024, 2023 and 2022 was ($1.4) million, $0.0 million and $0.0 million, respectively. Net realized losses for the year ended December 31, 2024 was comprised primarily of $1.0 million and $0.5 million in losses from the restructuring of our investments in McAfee and Pluralsight, respectively. Subsequent to its restructuring, our debt investment in Pluralsight is back on accrual status.

For the years ended December 31, 2024, 2023 and 2022, the change in net unrealized appreciation (depreciation) was ($13.1) million, ($1.1) million, and ($7.1) million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2024 was primarily driven by $(6.0) million unrealized depreciation in our investment in Razor Group, $(2.4) million on our investment in HomeRenew Buyer, Inc., $(1.5) million in our investment in InMoment, Inc., $(1.3) million in our investment in INH Buyer, Inc., and $(1.2) million on our investment in Streamland Media Midco, LLC as well as unrealized losses across the portfolio, partially offset by $0.7 million unrealized appreciation on our investment in Magenta Buyer, LLC (McAfee) and $0.2 million unrealized appreciation in our investment in DTI Holdco. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2023 was primarily driven by $(1.3) million unrealized depreciation in our investment in Magenta Buyer, LLC (McAfee), $(0.9) million on our investment in Astra Acquisition Corporation, and $(0.8) million on our investment in Whele, LLC (Perch) as well as unrealized losses across the portfolio from widening market spreads, partially offset by $0.2 million unrealized appreciation on our investment in Avalara, Inc. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2022 was primarily driven by $(0.6) million unrealized depreciation in our investment in Razor Gmbh (Germany), $(0.6) million on our investment in Magenta Buyer LLC (McAfee), and $(0.6) million on our investment in INH Buyer Inc as well as unrealized losses across the portfolio from widening market spreads, partially offset by $0.2 million unrealized gains on our investment in Integrity Marketing Acquisition, LLC.

Incentive compensation

For the year ended December 31, 2024, $3.6 million in incentive fees earned were included in operating expenses and paid due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the year ended December 31, 2024. For the year ended December 31, 2023, $4.6 million in incentive fees earned were accrued due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the year ended December 31, 2023. For the year ended December 31, 2022, $0.2 million in incentive fees earned were accrued due to our performance exceeding the cumulative total return threshold and $0.5 million in incentive fees earned were paid. In addition, we reversed the accrual of $0.2 million as a reserve for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP.

Income tax expense, including excise tax

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. There was no excise tax incurred in the years ended December 31, 2024, and 2022. For the year ended December 31, 2023, an excise tax expense of $1,809 was recorded.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $10.8 million, $20.5 million, and $4.9 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Shares Issued	3,328,790	6,293,534	9,087,597
Average Price Per Share	$10.54	$10.35	$10.49
Proceeds (1)	$35,085,443	$65,158,683	$95,227,460

(1)
Net of offering costs of $31,223, $57,985, and $89,207, respectively for the years ended December 31, 2024, 2023 and 2022.

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

Total debt outstanding as of December 31, 2024 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2024, the Company’s asset coverage ratio was 235,820%.

Net cash provided by operating activities during year ended December 31, 2024 was $34.0 million, consisting primarily of the settlement of disposition of investments (net of acquisitions) of $11.4 million and net investment income (net of non-cash income and expenses) of approximately $22.6 million.

Net cash used in financing activities was $10.0 million during the year ended December 31, 2024, consisting of $35.1 million proceeds from shares of common stock sold, offset by $19.5 million credit facility repayments (net of draws) and $25.6 million in dividends paid to shareholders.

At December 31, 2024 we had $28.4 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the year ended December 31, 2024 and 2023.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
November 6, 2024	December 17, 2024	December 31, 2024	Regular	$0.25	$6,667,404
December 13, 2024	December 20, 2024	December 27, 2024	Special	$0.24	$6,500,000
				$0.95	$25,630,015

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
October 26, 2023	November 16, 2023	November 30, 2023	Regular	$0.27	$6,046,608
December 21, 2023	December 26, 2023	December 29, 2023	Regular	$0.30	$6,600,000
				$1.00	$21,782,059

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2024, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of December 31, 2024, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$7,276,019	$0.27
Up 200 basis points	4,850,679	0.18
Up 100 basis points	2,425,340	0.09
Down 100 basis points	(2,425,340)	(0.09)
Down 200 basis points	(4,842,697)	(0.18)
Down 300 basis points	(7,221,277)	(0.27)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BlackRock Direct Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Blackrock Direct Lending Corp. (the "Company"), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the four years in the period then ended, financial highlights (in Note 9) for the years ended December 31, 2024, 2023, 2022, and 2021, and for the period from November 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows, for each of the four years in the period then ended, and financial highlights for the years ended December 31, 2024, 2023, 2022, and 2021, and for the period from November 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 28, 2025

We have served as the Company’s auditor since 2020.

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $248,984,601 and $260,465,219, respectively)	$229,315,968	$253,875,915
Total investments (cost of $248,984,601 and $260,465,219, respectively)	229,315,968	253,875,915

Cash and cash equivalents	28,380,210	4,371,938
Interest receivable	2,078,760	3,043,248
Receivable for investments sold	1,546,546	—
Deferred offering costs	17,841	49,064
Deferred debt issuance costs	—	45,960
Prepaid expenses and other assets	94,641	105,409
Total assets	261,433,966	261,491,534

Liabilities
Incentive fees payable (Note 3)	883,149	919,929
Management fees payable	583,102	—
Payable for investments purchased	99,494	1,151,822
Debt (net of deferred issuance costs of $14,085 and $14,626, respectively)	95,915	19,595,374
Reimbursements due to the Advisor	74,031	149,535
Interest and debt related payables	—	89,833
Accrued expenses and other liabilities	406,486	571,106
Total liabilities	2,142,177	22,477,599

Commitments and contingencies (Note 5)

Net assets	$259,291,789	$239,013,935

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 27,081,900 and 23,753,110 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$27,083	$23,754
Paid-in capital in excess of par	280,361,562	245,279,448
Distributable earnings (loss)	(21,096,856)	(6,289,267)
Total net assets	259,291,789	239,013,935
Total liabilities and net assets	$261,433,966	$261,491,534

Net assets per share	$9.57	$10.06

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations

	For the Year Ended December 31,
Investment income	2024	2023	2022
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$31,604,009	$30,770,599	$16,259,168
PIK income:
Non-controlled, non-affiliated investments	2,178,555	1,535,999	228,972
Other income:
Non-controlled, non-affiliated investments	4,321	47,553	169,197
Total investment income	33,786,885	32,354,151	16,657,337

Operating expenses
Incentive fees earned	3,616,008	4,585,541	201,710
Management fees	2,341,646	2,116,298	1,381,498
Interest and other debt expenses	861,687	2,705,528	1,923,494
Professional fees	598,578	439,380	405,977
Administrative expenses	406,803	320,583	375,798
Director fees	138,218	124,500	156,000
Custody and transfer agent fees	84,955	73,783	54,880
Insurance expense	30,272	30,838	30,536
Incentive fees on capital gains (1)	—	—	(165,778)
Other operating expenses	396,675	336,139	240,468
Total operating expenses	8,474,842	10,732,590	4,604,583

Net investment income before taxes	25,312,043	21,621,561	12,052,754

Excise tax expense	—	1,809	—
Net investment income	25,312,043	21,619,752	12,052,754

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,410,288)	3,222	—
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(13,079,329)	(1,095,138)	(7,134,450)
Net realized and unrealized gain (loss)	(14,489,617)	(1,091,916)	(7,134,450)

Net increase (decrease) in net assets from operations	$10,822,426	$20,527,836	$4,918,304

Earnings per share (2)	$0.46	$1.03	$0.42

Basic and diluted weighted average shares outstanding	25,581,216	20,136,022	12,201,765

(1)
Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the years ended December 31, 2024, 2023, and 2022 (see Note 3).
(2)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2021	8,371,979	$8,372	$85,083,664	$1,510,322	$86,602,358

Issuance of common stock	9,087,597	9,088	95,307,579	—	95,316,667
Offering costs charged to paid-in capital	—	—	(89,207)	—	(89,207)
Net investment income	—	—	—	12,052,754	12,052,754
Net realized and unrealized gain (loss)	—	—	—	(7,134,450)	(7,134,450)
Dividends paid to common shareholders	—	—	—	(11,638,646)	(11,638,646)
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476

Issuance of common stock	6,293,534	6,294	65,210,373	—	65,216,667
Offering costs charged to paid-in capital	—	—	(57,985)	—	(57,985)
Net investment income	—	—	—	21,619,752	21,619,752
Net realized and unrealized gain (loss)	—	—	—	(1,091,916)	(1,091,916)
Dividends paid to common shareholders (1)	—	—	(173,167)	(21,608,892)	(21,782,059)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,809)	1,809	—
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935

Issuance of common stock	3,328,790	3,329	35,113,337	—	35,116,666
Offering costs charged to paid-in capital	—	—	(31,223)	—	(31,223)
Net investment income	—	—	—	25,312,043	25,312,043
Net realized and unrealized gain (loss)	—	—	—	(14,489,617)	(14,489,617)
Dividends paid to common shareholders	—	—	—	(25,630,015)	(25,630,015)
Balance at December 31, 2024	27,081,900	$27,083	$280,361,562	$(21,096,856)	$259,291,789

(1) Dividends paid to common shareholders includes a tax return of capital of $173,167 for the year ended December 31, 2023.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$10,822,426	$20,527,836	$4,918,304
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	1,410,288	(3,222)	—
Change in net unrealized (appreciation)/depreciation of investments	13,079,329	1,095,138	7,134,450
Net amortization of investment discounts and premiums	(1,528,183)	(1,383,117)	(1,061,078)
Amortization of deferred debt issuance costs	46,501	196,300	310,284
Interest and dividend income paid in kind	(2,374,804)	(1,535,999)	(228,972)
Changes in assets and liabilities:
Purchases of investments	(55,320,952)	(71,857,910)	(115,975,758)
Proceeds from disposition of investments	69,294,269	33,242,394	13,227,195
Decrease (increase) in receivable for investments sold	(1,546,546)	—	—
Decrease (increase) in interest receivable	964,488	(1,186,671)	(1,047,440)
Decrease (increase) in prepaid expenses and other assets	10,768	153,805	(160,929)
Increase (decrease) in payable for investments purchased	(1,052,328)	878,825	(10,093,643)
Increase (decrease) in reimbursements due to the Advisor	(75,504)	(135,752)	142,503
Increase (decrease) in incentive fees payable	(36,780)	919,929	(304,622)
Increase (decrease) in interest and debt related payables	(89,833)	(23,359)	39,751
Increase (decrease) in management fees payable	583,102	(445,634)	445,634
Increase (decrease) in accrued capital gains incentive fees	—	—	(165,778)
Increase (decrease) in accrued expenses and other liabilities	(164,620)	87,938	191,421
Net cash provided by (used in) operating activities	34,021,621	(19,469,499)	(102,628,678)

Financing activities
Draws on credit facilities	3,500,000	41,500,000	107,500,000
Repayments on credit facilities	(23,000,000)	(59,500,000)	(92,000,000)
Proceeds from shares of common stock sold	35,116,666	65,216,667	95,316,667
Payments of debt issuance costs	—	(100,000)	—
Dividends paid in cash to stockholders	(25,630,015)	(26,132,059)	(7,288,646)
Net cash provided by (used in) financing activities	(10,013,349)	20,984,608	103,528,021

Net increase (decrease) in cash and cash equivalents (including restricted cash)	24,008,272	1,515,109	899,343
Cash and cash equivalents (including restricted cash) at beginning of year	4,371,938	2,856,829	1,957,486
Cash and cash equivalents (including restricted cash) at end of year	$28,380,210	$4,371,938	$2,856,829

Supplemental cash flow information
Interest payments	884,062	2,471,146	1,573,459
Excise tax payments	—	1,809	—
Dividends payable	—	—	4,350,000

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.34%	2/25/2026	$799,341	$795,339	$794,545	0.31%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	11.34%	2/25/2026	$92,635	92,267	92,080	0.03%	F
								887,606	886,625	0.34%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	Prime	1.00%	6.50%	14.50%	11/20/2025	$1,633,765	1,597,995	1,057,046	0.41%	F

Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.55%	8/1/2030	$800,168	784,643	790,566	0.31%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.43%	4/30/2027	$976,824	967,414	870,350	0.33%	F
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.59%	2/22/2030	$81,771	80,135	81,669	0.03%	F
								1,832,192	1,742,585	0.67%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	1/31/2031	$3,942,189	3,897,350	3,950,073	1.53%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	1/31/2031	$-	(11,292)	-	—	E/F
								3,886,058	3,950,073	1.53%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	12/26/2030	$1,000,000	980,012	980,000	0.38%	F
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$1,600,447	1,574,005	1,579,785	0.60%	F
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$1,110,106	1,090,828	1,095,775	0.43%	F
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2027	$223,339	219,483	220,261	0.09%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.91%	8/31/2029	$1,076,305	1,065,706	1,076,305	0.42%	F
								4,930,034	4,952,126	1.92%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.53%	2/1/2030	$748,393	731,626	751,386	0.29%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.51%	2/1/2030	$306,358	298,778	307,583	0.12%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.53%	2/1/2029	$-	(2,547)	-	—	E/F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	8.60% PIK	12.96%	11/23/2027	$1,569,551	1,532,276	563,665	0.22%	F/J
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.60% PIK	12.96%	11/23/2027	$2,190,346	2,150,080	786,373	0.31%	F/J
Homerenew Buyer, Inc. (Renovo)	Sr Secured Revolver	SOFR(M)	1.00%	8.60% PIK	12.94%	11/23/2027	$527,287	516,278	189,234	0.07%	F/J
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	9.10% PIK	13.44%	11/23/2027	$201,896	198,095	201,896	0.08%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	9.10% PIK	13.54%	3/13/2025	$90,296	89,220	90,296	0.04%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	11.10% PIK	15.46%	3/13/2025	$247,658	218,400	247,658	0.10%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	11.10% PIK	15.44%	3/13/2025	$442,404	370,475	442,404	0.17%	F
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	8/28/2030	$-	(5,604)	(5,219)	—	E/F
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	8/28/2030	$2,609,164	2,571,127	2,596,118	1.01%	F
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$-	(2,791)	140	—	E/F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$-	(2,326)	-	—	E/F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$742,326	727,479	743,068	0.29%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$1,103,806	1,082,022	1,092,768	0.42%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$808,798	792,656	800,710	0.31%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$19,084	15,647	17,149	0.01%	F
								11,280,891	8,825,229	3.44%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.84%	2/1/2028	$3,155,860	3,097,596	3,155,861	1.22%	D

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.92%	12/14/2027	$883,082	$871,118	$874,251	0.34%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	13.53%	9/21/2027	$2,909,041	2,860,642	2,836,315	1.09%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.66%	9/21/2027	$969,680	953,563	945,438	0.37%	F
								4,685,323	4,656,004	1.80%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.65%	12.16%	12/14/2029	$1,807,299	1,778,912	1,548,855	0.60%	F

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	9/14/2029	$4,092,256	4,023,964	4,022,565	1.56%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.58%	9/15/2027	$-	(4,183)	(4,656)	—	E/F
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$4,475,060	4,456,961	1,696,048	0.66%	B/F/J
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$590,594	590,594	-	—	B/F/J
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$4,314,607	4,265,553	2,731,146	1.06%	B/F/J
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	9.00%	13.49%	11/22/2029	$105,633	105,633	105,633	0.04%	B/F
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	—	5.00%	9.57%	10/28/2026	$63,380	62,398	63,380	0.02%	B/F
Razor Group Holdings II, Inc. (Germany)	First Out Delayed Draw Term Loan	Fixed	—	15.00%	15.00%	9/15/2027	$98,787	98,787	147,390	0.06%	B/F
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.61%	12/31/2030	$809,524	793,336	793,333	0.31%	F
								14,393,043	9,554,839	3.71%
Diversified Financial Services
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$-	(3,350)	(3,414)	—	E/F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$-	(2,234)	(2,276)	—	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$4,096,428	4,075,945	4,075,945	1.57%	F
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR (Q)	1.00%	5.25%	10.03%	3/15/2030	$-	(1,763)	2,110	—	E/F
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$236,884	235,611	238,779	0.09%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.35%	9.71%	9/1/2027	$-	(397)	-	—	E/F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.35%	9.71%	9/1/2027	$680,815	673,853	680,815	0.26%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$778,534	768,255	767,782	0.30%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$878,938	858,069	866,800	0.34%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$2,802,721	2,765,922	2,764,015	1.07%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.46%	12/10/2027	$-	(2,616)	(949)	—	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.46%	12/10/2027	$2,577,147	2,550,456	2,567,947	1.00%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.97%	7/5/2026	$4,030,637	3,988,962	4,014,514	1.57%	F
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.53%	12/5/2030	$-	(170)	(172)	—	C/E/F
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.53%	12/5/2030	$500,000	495,000	495,000	0.19%	C/F
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	9.93%	11/30/2027	$674,873	671,498	680,272	0.26%	F
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	9.93%	6/28/2025	$318,548	317,664	321,097	0.12%	F
								17,390,705	17,468,265	6.77%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$-	(3,264)	(2,690)	—	E/F
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$-	-	(1,345)	—	E/F
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$560,345	552,044	553,621	0.21%	F
								548,780	549,586	0.21%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 0.50% PIK	10.73%	10/25/2027	$1,772,171	$1,752,857	$1,674,702	0.65%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.85% Cash + 0.50% PIK	10.69%	10/25/2027	$148,096	146,401	139,434	0.05%	F
INH Buyer, Inc. (IMA Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	11.43%	6/28/2028	$4,156,856	3,650,225	1,799,918	0.69%	F/J
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.51%	5/4/2028	$1,477,906	1,459,759	1,445,081	0.56%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.51%	5/4/2028	$343,626	340,976	335,994	0.13%	F
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	5/20/2030	$992,500	982,575	997,463	0.39%	F
								8,332,793	6,392,592	2.47%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.08%	5/6/2027	$1,115,606	1,105,488	1,115,606	0.43%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.08%	5/6/2027	$-	(603)	-	—	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.27%	5/3/2027	$3,325,794	3,290,273	3,292,536	1.28%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.28%	5/3/2027	$171,193	169,030	168,747	0.07%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.68%	10/2/2028	$800,332	798,157	704,292	0.27%	F
								5,362,345	5,281,181	2.05%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.45%	11/9/2029	$1,987,326	1,945,373	1,997,263	0.78%	F

Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.61%	9/30/2028	$656,176	647,369	656,176	0.25%	F
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.61%	9/30/2028	$327,105	322,597	327,105	0.13%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.70%	8/31/2029	$2,684,462	2,641,227	2,684,462	1.04%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.00%	9.70%	8/31/2028	$-	(3,878)	-	—	E/F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$2,830,629	2,804,426	2,841,952	1.09%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$-	(104,852)	-	—	E/F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	11/1/2028	$1,466,587	1,453,335	1,463,654	0.57%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	11/1/2028	$2,437,042	2,415,515	2,432,167	0.94%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	10.86%	7/19/2030	$156,360	153,687	157,924	0.06%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	SOFR(S)	0.75%	5.50%	10.59%	11/1/2027	$-	(707)	(199)	—	E/F
								10,328,719	10,563,241	4.08%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	13.47%	10/25/2029	$2,853,861	$2,598,911	$39,954	0.02%	F/J
Civic Plus, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.90%	10.41%	8/24/2027	$993,811	982,934	993,811	0.39%	F
Civic Plus, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.90%	10.41%	8/25/2027	$-	(886)	-	—	E/F
Civic Plus, LLC	First Lien Delay Draw Term Loan	SOFR(Q)	0.75%	5.90%	10.41%	8/25/2027	$252,418	249,864	252,418	0.10%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.76%	8/29/2029	$-	(9,197)	-	—	E/F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.76%	8/29/2029	$4,140,263	4,053,882	4,223,067	1.64%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.97%	8/29/2029	$2,258,287	2,236,133	2,262,804	0.88%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.97%	8/29/2029	$830,278	825,473	831,939	0.32%	F
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.00% Cash + 2.50% PIK	11.95%	6/8/2028	$4,806,988	4,736,945	3,121,178	1.21%	F/J
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.84%	7/27/2028	$94,668	93,522	96,591	0.04%	—
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	7.01%	11.60%	7/27/2028	$249,393	232,246	230,688	0.09%	—
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 6.25% PIK	12.60%	7/27/2028	$602,590	565,976	362,557	0.14%	—
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 5.50% PIK	11.85%	7/27/2028	$1,699,873	1,548,606	597,990	0.23%	J
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.32%	2/1/2029	$1,450,838	1,423,401	1,456,642	0.57%	F
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.82%	2/1/2029	$1,120,877	1,098,459	1,106,305	0.43%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.32%	2/1/2029	$-	(3,113)	-	—	E/F
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.01%	8/22/2029	$-	-	-	—	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.01%	8/22/2029	$122,331	120,429	122,331	0.05%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.01%	8/22/2029	$69,299	69,299	69,299	0.03%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	12.01% PIK	12.01%	8/22/2029	$188,692	185,831	188,692	0.07%	F
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.52%	8/16/2029	$1,067,788	1,051,764	1,067,788	0.41%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	10.52%	8/16/2028	$-	(1,609)	-	—	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	12.72%	12/1/2027	$1,550,592	1,534,515	1,156,742	0.45%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.63%	12/1/2027	$239,400	236,707	178,593	0.07%	F
								23,830,092	18,359,389	7.14%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.58%	10/19/2028	$-	(7,256)	-	—	E/F
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	10/19/2028	$4,548,580	4,467,057	4,582,693	1.78%	F
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$-	(7,761)	-	—	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$3,545,144	3,466,294	3,591,231	1.39%	F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.47%	2/4/2029	$763,206	759,803	743,172	0.29%	—
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$-	(1,667)	(3,500)	—	E/F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$-	(2,222)	(2,333)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$722,222	707,778	707,056	0.27%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$-	(7,507)	-	—	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$3,885,090	3,800,594	3,904,516	1.52%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00% Cash + 0.50% PIK	11.84%	12/29/2028	$2,162,189	2,106,855	2,077,863	0.81%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00% Cash + 0.50% PIK	11.84%	12/30/2027	$-	(1,496)	(3,224)	—	E/F
								15,280,472	15,597,474	6.06%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.66%	12/21/2028	$943,168	$919,338	$949,770	0.36%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.55%	12/21/2028	$69,411	67,708	69,897	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	11.44%	12/21/2028	$9,624	6,620	9,624	—	F
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.62%	12/20/2029	$50,000	42,546	42,500	0.02%	F
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.62%	12/20/2029	$250,000	247,500	247,500	0.10%	F
								1,283,712	1,319,291	0.51%
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	4.90%	9.49%	10/1/2029	$-	(727)	-	—	E/F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.49%	10/1/2029	$808,312	801,306	808,312	0.31%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.49%	10/1/2029	$672,892	657,582	673,154	0.26%	F
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	3.36% Cash + 1.50% PIK	9.22%	8/19/2026	$298,010	274,769	273,126	0.11%	I
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	11.47%	10/19/2026	$130,856	126,829	106,507	0.04%	—
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	14.09% PIK	14.09%	3/31/2025	$197,123	197,109	197,123	0.08%	F
Streamland Media Midco LLC	First Lien Term Loan	SOFR(M)	1.00%	14.09% PIK	14.09%	3/31/2025	$126,435	125,921	126,434	0.05%	F
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	14.09% PIK	14.09%	3/31/2025	$3,358,311	3,358,311	2,018,345	0.77%	F
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	14.09% PIK	14.09%	3/31/2025	$197,123	197,123	197,123	0.08%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	10.98%	8/23/2026	$1,411,678	1,399,715	1,380,621	0.54%	F
								7,137,938	5,780,745	2.24%
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.23%	10/2/2029	$1,033,502	1,006,469	1,029,368	0.40%	F
										—
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	1.00% Cash + 9.65% PIK	10.65%	11/30/2026	$114,391	110,778	79,763	0.03%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	1.00% Cash + 9.65% PIK	10.65%	11/30/2026	$4,325,986	4,270,731	3,762,873	1.46%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	12/19/2025	$1,209,807	1,209,807	1,209,746	0.47%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.33%	12/23/2026	$1,513,464	1,488,906	1,514,720	0.59%	F
								7,080,222	6,567,102	2.55%
Professional Services
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$-	(359)	(361)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$-	(144)	(144)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$59,615	58,870	58,870	0.02%	F
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.33%	10/24/2029	$808,081	792,236	792,727	0.31%	F
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	10.33%	10/24/2029	$-	(1,557)	(1,535)	—	E/F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.61%	6/30/2028	$741,515	730,175	731,668	0.28%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.61%	6/30/2028	$1,228,082	1,211,120	1,212,743	0.47%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.61%	6/30/2028	$-	(2,301)	(2,380)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$-	(1,613)	(645)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$-	(1,935)	(387)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$736,371	721,644	733,425	0.28%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.38%	8/18/2028	$4,724,035	4,671,842	4,593,650	1.78%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.34%	8/18/2028	$83,642	79,096	72,099	0.03%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.22%	8/17/2025	$3,953,435	3,946,147	3,850,646	1.49%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.22%	8/17/2025	$1,619,426	1,615,882	1,577,321	0.61%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	10.19%	9/30/2027	$1,423,792	1,417,351	1,413,583	0.55%	F
								15,236,454	15,031,280	5.82%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	10.11%	1/18/2030	$-	$(4,286)	$(3,251)	—	E/F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.75%	10.11%	1/18/2030	$785,714	770,000	773,795	0.30%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.97%	3/21/2027	$1,847,720	1,826,576	1,836,948	0.71%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.57%	3/2/2026	$2,800,000	2,800,000	2,797,200	1.09%	C/F
								5,392,290	5,404,692	2.10%
Road & Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental 3 Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.72%	4/8/2027	$5,000,000	4,975,335	4,975,000	1.93%	F/I

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.71%	12/29/2027	$715,560	707,024	572,448	0.22%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	10.44%	12/29/2026	$183,536	166,116	118,956	0.05%	F
								873,140	691,404	0.27%
Software
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	6.25%	10.58%	6/27/2029	$-	(5,385)	(4,971)	—	E/F
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.58%	6/27/2029	$2,692,626	2,667,683	2,667,773	1.04%	F
Aras Corporation	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.58%	4/13/2029	$1,850,454	1,835,255	1,846,753	0.72%	F
Aras Corporation	Sr Secured Revolver	SOFR(M)	1.00%	5.25%	9.59%	4/13/2029	$46,724	45,522	46,480	0.02%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.64%	9/12/2029	$-	(7,975)	-	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.64%	9/12/2029	$4,111,310	4,025,013	4,115,420	1.60%	F
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.11%	5/22/2029	$1,000,000	990,000	988,000	0.38%	F/I
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.36%	6/12/2030	$117,647	110,294	117,647	0.05%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.66%	6/12/2030	$702,353	684,794	709,376	0.28%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	11.43%	9/8/2027	$229,618	226,536	227,528	0.09%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	11.33%	9/8/2027	$3,238,338	3,216,874	3,208,869	1.25%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.75%	12.08%	9/27/2027	$1,079,937	1,069,919	1,082,636	0.42%	F
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.00%	11.33%	9/8/2027	$160,592	158,861	158,309	0.06%	F
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$7,967	7,967	7,254	—	F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$-	(699)	(1,382)	—	E/F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$-	(636)	(1,256)	—	E/F
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$412,728	406,728	406,950	0.16%	F
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$-	(508)	(502)	—	E/F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.01%	3/30/2029	$-	(4,002)	-	—	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.01%	3/30/2029	$2,679,455	2,626,515	2,690,173	1.04%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.00% Cash + 3.25% PIK	11.08%	5/22/2029	$-	(6,255)	(6,317)	—	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.25% PIK	11.08%	5/22/2029	$3,714,737	3,655,899	3,659,016	1.42%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$1,950,654	1,925,587	1,899,624	0.74%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.67% Cash + 4.45% PIK	11.68%	7/9/2029	$392,123	375,258	369,637	0.14%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$1,508,724	1,498,994	1,469,255	0.57%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$-	(4,163)	(8,330)	—	E/F
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.61%	9/26/2030	$-	(7,634)	(6,908)	—	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.61%	9/26/2030	$4,019,751	3,960,811	3,967,495	1.54%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash + 3.50% PIK	11.03%	10/23/2027	$761,525	758,023	741,977	0.29%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.23%	12/17/2027	$192,101	$192,598	$185,900	0.07%	F
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.56%	12/17/2027	$3,583,951	3,533,243	3,468,261	1.35%	F
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.23%	12/17/2027	$247,635	244,999	239,399	0.09%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.02%	8/5/2028	$2,796,125	2,747,098	2,752,003	1.07%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$13,051	12,899	13,051	0.01%	F
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$41,102	38,893	41,102	0.02%	F
Kaseya, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.83%	6/25/2029	$53,260	51,141	53,260	0.02%	F
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$3,504,533	3,470,783	3,504,533	1.36%	F
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.42%	11/1/2027	$974,566	961,611	974,098	0.38%	F
Kong Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.42%	11/1/2027	$517,099	507,057	516,851	0.20%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.50%	10.85%	3/1/2028	$2,469,007	2,440,289	2,445,231	0.95%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	10.85%	3/1/2028	$162,845	161,059	161,277	0.06%	F
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.99%	11/19/2031	$-	(1,248)	(1,249)	—	E/F
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.99%	11/19/2031	$811,966	801,903	801,971	0.31%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	12.50%	9/15/2026	$746,251	743,674	736,296	0.29%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.75%	4/28/2028	$650,015	643,515	653,915	0.25%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.75%	4/28/2028	$433,343	429,010	435,944	0.17%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.75%	4/28/2028	$-	(867)	-	—	E/F/I
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver Loan	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$-	-	(592)	—	B/E/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$1,681,726	1,666,990	1,676,682	0.65%	B/F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.08%	2/18/2029	$1,958,057	1,932,020	1,958,057	0.76%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.08%	2/18/2029	$244,757	241,831	244,757	0.09%	F
Smarsh, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	10.11%	2/18/2029	$48,951	47,485	48,951	0.02%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.98%	6/30/2027	$-	(1,853)	(2,551)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.98%	6/30/2028	$3,440,036	3,402,559	3,382,519	1.31%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.86%	7/25/2029	$78,534	72,052	71,586	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.86%	7/25/2029	$3,537,582	3,449,024	3,448,152	1.34%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$-	(10,654)	7,358	—	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$-	(4,408)	-	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$3,012,665	2,968,061	3,042,792	1.18%	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.00% Cash + 5.00% PIK	11.36%	12/21/2027	$2,563,455	2,537,343	2,450,663	0.95%	F/I
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.00% Cash + 5.00% PIK	11.36%	12/21/2027	$469,370	465,290	448,717	0.17%	F/I
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	2.00% Cash + 5.00% PIK	11.36%	12/21/2027	$-	(2,211)	(9,778)	—	E/F/I
								63,950,462	64,099,662	24.91%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.71%	7/2/2026	$2,592,509	2,575,059	2,561,398	0.99%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.85%	10.21%	12/28/2028	$525,738	518,870	522,410	0.20%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.85%	10.21%	12/28/2028	$-	(1,681)	(790)	—	E/F
								3,092,248	3,083,018	1.19%
Textiles, Apparel and Luxury Goods
WH Borrower, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.15%	2/15/2027	$99,494	99,494	100,986	0.04%	F

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	6.51%	10.84%	9/17/2026	$4,608,283	4,562,549	4,577,960	1.78%	B/F

Total Debt Investments - 88.39% of Net Assets								246,079,242	229,198,742	88.94%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument			Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Common Stock			7/25/2030	376	-	-	—	F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Preferred New Super Senior Shares			7/25/2030	1,249	-	-	—	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	61	-	-	—	B/F/G/H
Razor US LP	Class A Preferred Units	3.00% PIK	3.00%	-	2,728,395	2,708,159	-	—	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			12/23/2029	19	-	-	—	B/F/G/H
Razor US LP	Common Units			-	27,283	-	-	—	F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock			7/25/2030	422	-	-	—	B/F/G/H
						2,708,159	-	—
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares			-	271	27,200	28,823	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	2,394	-	5,491	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	299	-	34	—	B/F/G/H
						27,200	34,348	0.01%
Healthcare Providers and Services
INH Buyer, Inc. (IMA Health)	Preferred Stock			-	1,988,983	-	-	—	F/G/H

Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	12,349	-	-	—	F/G/H
Pluralsight, Inc.	Common Stock			-	60,932	170,000	82,654	0.04%	F/G/H
						170,000	82,654	0.04%
Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock			-	347	-	-	—	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	1,122	-	224	—	F/G/H

Total Equity Securities - 0.05% of Net Assets						2,905,359	117,226	0.05%

Total Investments - 88.44% of Net Assets						248,984,601	229,315,968	88.99%

Cash and Cash Equivalents - 10.95% of Net Assets							28,380,210	11.01%

Total Cash and Investments - 99.38% of Net Assets							257,696,178	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2024

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled 57,695,756 and 69,294,269 respectively, for the year ended December 31, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2024 was $229,315,968 or 89.0% of total cash and investments of the Company. As of December 31, 2024, approximately 10.3% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2024

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

The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

BlackRock Capital Investment Advisors, LLC, a wholly owned, indirect subsidiary of BlackRock, Inc., serves as the advisor of the Company (the "Advisor"). BlackRock Financial Management, Inc. serves as the administrator of the Company (the “Administrator”), and is affiliated with the Advisor. Company management consists of the Advisor and the Company’s board of directors (the "Board of Directors"). The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the Board of Directors, which sets the broad policies of the Company. The Board of Directors of the Company has delegated investment management of the Company’s assets to the Advisor. The Board of Directors consists of six persons, three of whom are independent.

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

December 31, 2024

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

At December 31, 2024, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$5,566,492	$—	5,566,492
3	Independent third-party valuation sources that employ significant unobservable inputs	223,632,250	117,002	223,749,252
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$229,198,742	$117,226	$229,315,968

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$192,303,449	Income approach	Discount rate	9.1% - 19.1% (11.4%)
	9,948,265	Market quotations	Indicative bid/ask quotes	1-1 (1)
	13,540,741	Market comparable companies	Revenue Multiples	0.4x - 1.3x (0.7x)
	7,799,841	Market comparable companies	EBITDA multiples	4.0x - 7.5x (5.9x)
	39,954	Option Pricing Model	EBITDA/Revenue multiples	5.3x (5.3x)
Equity	—	Market comparable companies	Revenue Multiples	0.4x - 0.7x
	—	Market comparable companies	EBITDA multiples	4.0x - 4.0x
	117,002	Option Pricing Model	EBITDA/Revenue multiples	0.7x - 3.1x (2.0x)
			Implied volatility	60.0% - 60.0%
			Term	2.0 years - 2.0 years
$223,749,252

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$244,121,603	$354,947	$244,476,550
Net realized and unrealized gains (losses)	(11,322,563)	(3,143,305)	(14,465,868)
Acquisitions (1)	56,757,910	2,905,360	59,663,270
Dispositions	(66,593,340)	—	(66,593,340)
Transfers into Level 3 (2)	668,640	—	668,640
Ending balance	$223,632,250	$117,002	$223,749,252
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(12,101,507)	$(3,143,305)	$(15,244,812)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred to Level 3 due to reduced number of market quotes

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

December 31, 2024

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

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred from Level 3 due to reduced number of market quotes
(3)
Comprised of one investment that was transferred from Level 3 due to increased number of market quotes
(4)
Comprised of one investment that was reclassified to Valuation Designee Valuation

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

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

__________________________

(1)
Comprised of one investment that was reclassified from Independent Third-Party Valuation.

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2024, included in cash and cash equivalents was $20.6 million (7.9% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%. At December 31, 2023, included in cash and cash equivalents was $1.8 million (0.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%. There was no restricted cash at December 31, 2024 or 2023.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2024 and December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at December 31, 2024 and December 31, 2023 .

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2023, the Company incurred $71,685 in organizational expenses. During the year ended December 31, 2024, the Company did not incur any additional organizational expenses. From November 30, 2020 through December 31, 2024, the Company had incurred a total of $267,621 in offering costs, of which $249,780 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1.0 million for organization and offering costs.

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Company does not reverse previously capitalized PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Company’s judgement, the repayment of the remaining contractual principal and interest is expected. The Company may opt not to place a distressed debt investment on nonaccrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

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

Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2024, and December 31, 2023, the following permanent differences, attributable to the treatment of expenses were reclassified to the following accounts:

	December 31, 2024	December 31, 2023
Paid-in Capital	$—	$(1,809)
Accumulated Earnings (Losses)	—	1,809

The tax character of distributions paid was as follows:

	December 31, 2024	December 31, 2023
Ordinary income	$25,630,015	$21,608,892
Return of Capital	—	173,167
	$25,630,015	$21,782,059

As of December 31, 2024, and December 31, 2023, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2024	December 31, 2023
Undistributed Ordinary Income	$781,318	$—
Non-Expiring Capital Loss Carryforwards (1)	—	(218,219)
Net Unrealized Gains (Losses) (2)	(21,878,174)	(6,071,048)
Total Accumulated Earnings (Losses)	$(21,096,856)	$(6,289,267)

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

As of December 31, 2024 and December 31, 2023, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023
Tax Cost	$249,395,686	$259,777,529

Gross Unrealized Appreciation	1,112,351	2,053,159
Gross Unrealized Depreciation	(21,192,069)	(7,954,773)
Net Unrealized Appreciation (Depreciation)	$(20,079,718)	$(5,901,614)

Important Tax Information (Unaudited)

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal year ended December 31, 2024.

December 31, 2024
Interest Related Dividends for Non-U.S. Residents	23,548,858

For the year ended December 31, 2024, the fund utilized $218,219 of its capital loss carryforwards.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its financial statements.

The Company adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023- 07”) during the period. The Company’s adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements. See Note 13 for more information on the adoption of ASU 2023-07.

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of December 31, 2024, the Company's cumulative performance exceeded the total return hurdle and as such the incentive fee for the year included $3.6 million. As of December 31, 2023, the Company's cumulative performance exceeded the total return hurdle and as such the incentive fee for the year included $4.6 million.

There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the year ended December 31, 2024. There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the year ended December 31, 2023. For December 31, 2022 incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $(165,778), a reversal of the amount accrued as of December 31, 2022. For the year ended December 31, 2021 incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $165,778. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

December 31, 2024

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

Total expenses related to debt included the following:

	Twelve Months Ended December 31,
	2024	2023	2022
Interest expense	$794,229	$2,458,091	$1,532,056
Amortization of deferred debt issuance costs	46,501	196,300	310,284
Commitment fees	20,957	51,137	81,154
Total	$861,687	$2,705,528	$1,923,494

At December 31, 2024, there was no debt outstanding under the Capital Call Facility after the final paydown and termination effective June 14, 2024. At December 31, 2023, there was $19.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.31%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, the estimated fair value of the outstanding debt approximated their carrying values.

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

December 31, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2024	December 31, 2023
2-10 Holdco, Inc.	3/26/2026	$-	$95,345
Accordion Partners LLC	11/15/2031	682,738	NA
Accordion Partners LLC	11/15/2031	455,159	NA
Accordion Partners LLC	8/31/2028	NA	302,183
Accordion Partners LLC	8/29/2029	NA	408,824
Accuserve Solutions, Inc.	3/15/2030	263,724	NA
Alcami Corporation	12/21/2028	NA	80,201
Alcami Corporation	12/21/2028	118,698	128,322
Alera Group, Inc.	10/2/2028	NA	85,332
AlphaSense, Inc.	6/27/2029	538,525	NA
Alpine Acquisition Corp II (48Forty)	11/30/2026	151,635	106,411
AmeriLife Holdings, LLC	8/31/2028	273,736	NA
AmeriLife Holdings, LLC	8/31/2029	NA	91,793
AmeriLife Holdings, LLC	8/31/2028	NA	273,736
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	28,846	NA
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	11,538	NA
Applause App Quality, Inc.	10/24/2029	80,808	NA
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2029	75,165	16,252
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	NA	188,146
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,523	123,523
Avalara, Inc.	10/19/2028	454,858	454,858
Bluefin Holding, LLC (Allvue)	9/12/2029	405,340	405,340
CBI-Gator Acquisition, LLC	10/25/2027	9,405	56,430
Cherry Bekaert Advisory, LLC	6/30/2028	46,865	413,518
Cherry Bekaert Advisory, LLC	6/30/2028	190,576	190,576
Civic Plus, LLC	8/25/2027	92,051	60,754
Clever Devices Ltd.	6/12/2030	176,471	NA
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	214,286	NA
Crewline Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
CSG Buyer, Inc. (Core States)	3/31/2028	NA	426,065
CSG Buyer, Inc. (Core States)	3/31/2028	NA	213,032
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	90,333	175,648
DNAnexus, Inc	12/20/2029	700,000	NA
Douglas Holdings, Inc (Docupace)	8/27/2030	98,696	NA
Douglas Holdings, Inc (Docupace)	8/27/2030	89,724	NA
Douglas Holdings, Inc (Docupace)	8/27/2030	42,996	NA
Douglas Holdings, Inc (Docupace)	8/27/2030	35,889	NA
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	224,240
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	563,129	376,388
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	84,573	72,985
ESO Solutions, Inc.	5/3/2027	73,368	97,824
Fusion Holding Corp. (Finalsite)	9/15/2027	340,879	340,879
Foreside Financial Group, LLC	9/30/2027	NA	83,252
Foreside Financial Group, LLC	9/1/2027	38,277	19,904
Fusion Risk Management, Inc.	5/22/2029	421,160	421,160
GTY Technology Holdings Inc.	7/9/2029	928,207	1,307,334
GTY Technology Holdings Inc.	7/9/2029	318,422	286,580
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	161,290	NA
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	96,774	NA
ICIMS, Inc.	8/18/2028	NA	933,948
ICIMS, Inc.	8/18/2028	334,567	348,368
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	531,371	NA
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	7,528	7,528
Integrity Marketing Acquisition, LLC	8/27/2026	NA	2,880,792
Integrity Marketing Acquisition, LLC	8/25/2028	2,880,792	NA
Intercept Bidco, Inc.	6/3/2030	166,667	NA
Intercept Bidco, Inc.	6/3/2030	111,111	NA
Kaseya, Inc.	6/25/2029	156,818	197,920
Kaseya, Inc.	6/25/2029	158,083	158,083
Kid Distro Holdings, LLC	10/1/2029	74,263	74,263
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Lightspeed Solutions, LLC	3/1/2028	NA	609,564
Logicmonitor, Inc	11/19/2031	101,496	NA
Madison Logic Holdings, Inc.	12/30/2027	82,677	157,087
Oak Purchaser, Inc. (DaySmart)	4/28/2028	NA	29,467

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	December 31, 2024	December 31, 2023
Oak Purchaser, Inc. (DaySmart)	4/28/2028	86,669	86,669
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	181,355	181,355
Oversight Systems, Inc.	9/24/2026	NA	28,967
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	7/19/2030	NA	158,340
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	99,374	99,374
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	NA	476,394
PlayPower, Inc	8/28/2030	395,397	NA
Pluralsight, Inc.	8/22/2029	86,293	NA
PMA Parent Holdings, LLC	1/31/2031	564,581	NA
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	42,014	176,902
Rialto Management Group, LLC	12/5/2030	17,241	NA
Sailpoint Technologies Holdings, Inc.	8/16/2028	132,507	132,507
SellerX Germany GMBH & Co. KG (Germany)	11/22/2029	105,633	NA
SellerX Germany GmbH (Germany)	5/23/2026	NA	540,918
SellerX Germany GMBH & Co. KG (Germany)	10/28/2026	42,253	NA
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	197,187	NA
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	388,509
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	NA	152,561
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	NA	190,701
Smarsh, Inc.	2/18/2029	244,757	244,757
Smarsh, Inc.	2/18/2029	73,427	122,379
Spark Buyer, LLC (SPARKSTONE)	10/15/2031	224,138	NA
Spark Buyer, LLC (SPARKSTONE)	10/15/2031	112,069	NA
Supergoop, LLC	12/28/2028	124,734	124,734
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	NA	65,187
Wealth Enhancement Group, LLC	10/4/2027	NA	442,100
Wealth Enhancement Group, LLC	10/4/2027	NA	166,364
Titan Home Improvement, LLC (Renuity)	5/31/2030	139,535	NA
Titan Home Improvement, LLC (Renuity)	5/31/2030	116,279	NA
Trintech, Inc.	7/25/2029	196,336	196,336
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	204,439	83,820
Vortex Companies, LLC	9/4/2029	NA	283,364
Vortex Companies, LLC	9/4/2029	174,407	169,768
Zendesk Inc.	11/22/2028	735,838	735,838
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	222,222	222,222
Total Unfunded Balances		$19,228,520	$19,407,970

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2024 and December 31, 2023, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2024, 2023, and 2022, $0.4 million, $0.3 million, and $0.4 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of December 31, 2024, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of December 31, 2024, $280.9 million (93.3% of total commitments) had been called. During the year ended December 31, 2024, the Company issued 3,328,790 shares, with an average purchase price of $10.54 per share net of offering costs, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the years ended December 31, 2024 and 2023.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
November 6, 2024	December 17, 2024	December 31, 2024	Regular	$0.25	$6,667,404
December 13, 2024	December 20, 2024	December 27, 2024	Special	$0.24	$6,500,000
				$0.95	$25,630,015

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
April 25, 2023	June 16, 2023	June 30, 2023	Regular	$0.27	$5,491,790
July 27, 2023	September 15, 2023	September 29, 2023	Regular	$0.16	$3,643,661
October 26, 2023	November 16, 2023	November 30, 2023	Regular	$0.27	$6,046,608
December 21, 2023	December 26, 2023	December 29, 2023	Regular	$0.30	$6,600,000
				$1.00	$21,782,059

8. Subsequent Events

The Company has reviewed subsequent events occurring through the date that these financial statements were available to be issued, and determined that no subsequent events occurred requiring accrual or disclosure.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

9. Financial Highlights

The financial highlights below show the Company's results of operations for the years ended December 31, 2024, 2023, 2022, 2021 and for the period from November 30 (Inception) to December 31, 2020.

	For the Year Ended December 31,				For the period from November 30 (Inception) to December 31,
	2024	2023	2022	2021	2020
Per Common Share
Per share NAV at beginning of period	$10.06	$10.03	$10.34	$9.92	$10.00

Offering costs	—	—	—	—	$(0.01)

Investment operations: (1)
Net investment income	0.99	1.09	0.94	0.39	(0.06)
Net realized and unrealized gain (loss)	(0.53)	(0.06)	(0.52)	0.30	(0.01)
Total from investment operations	0.46	1.03	0.42	0.69	(0.07)
Dividends to common shareholders	(0.95)	(1.00)	(0.73)	(0)	—
Per share NAV at end of period	$9.57	$10.06	$10.03	$10.34	$9.92

Total return based on net asset value: (2)	4.57%	10.27%	4.06%	6.96%	(0.72)%

Shares outstanding at end of period	27,081,900	23,753,110	17,459,576	8,371,979	3,010,000
Ratios to average net asset value:
Net investment income	9.75%	10.35%	9.48%	3.94%	(1.25)%
Expenses before incentive fee (3)	1.87%	2.94%	3.59%	3.59%	1.30%
Expenses and incentive fee (4)	3.27%	5.14%	3.62%	4.45%	1.30%

Ending net asset value	$259,291,789	$239,013,935	$175,109,476	$86,602,358	$29,861,922
Portfolio turnover rate	22.7%	14.1%	8.1%	8.0%	0.0%
Weighted-average debt outstanding	$10,211,093	$34,341,507	$38,623,699	$8,718,219	$93,750
Weighted-average interest rate on debt	7.7%	7.3%	4.2%	3.2%	12.0%
Weighted-average number of shares of common stock	25,581,216	20,136,022	12,201,765	5,316,154	1,975,347
Weighted-average debt per share	$0.40	$1.71	$3.17	$1.64	$0.03

(1)
Per share changes in net asset value are computed based on the actual number of shares outstanding during the time such activity occurred.
(2)
Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.
(3)
Includes interest and other debt costs.
(4)
Includes incentive fees and all Company expenses including interest and other debt costs.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2024

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last three fiscal years and the year ended December 31, 2024.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of December 31, 2024	$110,000	$2,358,200	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Capital Call Facility
As of December 31, 2024	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A

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

11. Segment Reporting

The Company’s chief executive officer and chief financial officer act as the Company’s Chief Operating Decision Maker (the “CODM”). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Company based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Company. The CODM has concluded that the Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
Pluralsight, Inc., Common Stock	8/22/2024
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
PerchHQ, LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series C Shares	12/23/2022
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	Amended and Restated By-Laws(6)
4.1	Form of Subscription Agreement(2)
4.2	Description of Securities(3)
10.1	Investment Management Agreement(2)
10.2	Administration Agreement(2)
10.3	Custody Agreement(2)
10.4	Loan Services Addendum to Custody Agreement(2)
10.5	Form of Promissory Note(1)
10.6	Organizational Cost Agreement(1)
10.7	License Agreement(2)
10.8	Revolving Credit Agreement, dated as of June 18, 2021, by and between The Company, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, lead arranger and a lender(4)
10.9

Amendment No. 1 to Revolving Credit Agreement, dated as of June 15, 2023, by and between the Company, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, letter of credit issuer and a lender(5)

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

(5)
Previously filed with the Company's Form 10-K dated as of March 1, 2024 and incorporated herein by reference.
(6)
Previously filed with the Company's Form 8-K dated as of August 2, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Direct Lending Corp.

By:	/s/ Philip Tseng
Name:	Philip Tseng
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title
February 28, 2025	/s/ Eric J. Draut	Director
Eric J. Draut

February 28, 2025	/s/ Maureen Usifer	Director
Maureen Usifer

February 28, 2025	/s/ Karen Leets	Director
Karen Leets

February 28, 2025	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 28, 2025	/s/ Philip Tseng	Director and Chief Executive Officer
Philip Tseng

February 28, 2025	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar