Form 10-Q
period 2025-03-31
BlackRock Direct Lending Corp.
filed 2025-05-08
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of May 8, 2025 was 27,081,900.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $240,111,262 and $248,984,601, respectively)	$219,658,504	$229,315,968
Total investments (cost of $240,111,262 and $248,984,601, respectively)	219,658,504	229,315,968

Cash and cash equivalents	43,149,073	28,380,210
Interest receivable	1,559,972	2,078,760
Deferred offering costs	17,841	17,841
Receivable for investments sold	—	1,546,546
Prepaid expenses and other assets	33,855	94,641
Total assets	264,419,245	261,433,966

Liabilities
Management fees payable	517,188	583,102
Incentive fees payable (Note 3)	398,079	883,149
Payable for investments purchased	149,043	99,494
Debt (net of deferred issuance costs of $13,951 and $14,085, respectively)	96,049	95,915
Reimbursements due to the Advisor	56,856	74,031
Interest and debt related payables	3,300	—
Accrued expenses and other liabilities	402,736	406,486
Total liabilities	1,623,251	2,142,177

Commitments and contingencies (Note 5)

Net assets	$262,795,994	$259,291,789

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 27,081,900 and 27,081,900 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$27,083	$27,083
Paid-in capital in excess of par	280,361,562	280,361,562
Distributable earnings (loss)	(17,592,651)	(21,096,856)
Total net assets	262,795,994	259,291,789
Total liabilities and net assets	$264,419,245	$261,433,966

Net assets per share	$9.70	$9.57

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
Investment income	2025	2024
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$6,417,669	$8,131,636
PIK income:
Non-controlled, non-affiliated investments	605,465	571,638
Other income:
Non-controlled, non-affiliated investments	—	1,422
Total investment income	7,023,134	8,704,696

Operating expenses
Management fees	517,188	575,358
Incentive fees earned	398,079	903,878
Professional fees	175,334	163,067
Administrative expenses	95,590	100,079
Director fees	44,500	30,968
Custody and transfer agent fees	12,965	19,860
Insurance expense	6,746	6,803
Interest and other debt expenses	3,433	480,937
Other operating expenses	50,169	96,602
Total operating expenses	1,304,004	2,377,552

Net investment income	5,719,130	6,327,144

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,430,799)	34,638
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(784,126)	(2,241,091)
Net realized and unrealized gain (loss)	(2,214,925)	(2,206,453)

Net increase (decrease) in net assets from operations	$3,504,205	$4,120,691

Earnings per share (1)	$0.13	$0.18

Basic and diluted weighted average shares outstanding	27,081,900	23,753,110

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2024	27,081,900	$27,083	$280,361,562	$(21,096,856)	$259,291,789
Net investment income	—	—	—	5,719,130	5,719,130
Net realized and unrealized gain (loss)	—	—	—	(2,214,925)	(2,214,925)
Balance at March 31, 2025	27,081,900	$27,083	$280,361,562	$(17,592,651)	$262,795,994

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935
Net investment income	—	—	—	6,327,144	6,327,144
Net realized and unrealized gain (loss)	—	—	—	(2,206,453)	(2,206,453)
Balance at March 31, 2024	23,753,110	$23,754	$245,279,448	$(2,168,576)	$243,134,626

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$3,504,205	$4,120,691
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	1,430,799	(34,638)
Change in net unrealized (appreciation)/depreciation of investments	784,126	2,241,091
Net amortization of investment discounts and premiums	(650,355)	(285,767)
Amortization of deferred debt issuance costs	133	42,330
Interest and dividend income paid in kind	(605,465)	(571,638)
Changes in assets and liabilities:
Purchases of investments	(11,158,796)	(8,981,063)
Proceeds from disposition of investments	20,034,731	1,717,010
Decrease (increase) in receivable for investments sold	1,546,546	(531,533)
Decrease (increase) in interest receivable	341,213	(240,757)
Decrease (increase) in prepaid expenses and other assets	60,786	20,431
Increase (decrease) in payable for investments purchased	49,549	(1,151,822)
Increase (decrease) in reimbursements due to the Advisor	(17,175)	(81,570)
Increase (decrease) in incentive fees payable	(485,070)	(16,051)
Increase (decrease) in interest and debt related payables	3,300	(11,387)
Increase (decrease) in management fees payable	(65,914)	—
Increase (decrease) in accrued expenses and other liabilities	(3,750)	20,073
Net cash provided by (used in) operating activities	14,768,863	(3,744,600)

Financing activities
Draws on credit facilities	—	3,500,000
Payments of debt issuance costs	—	(24,948)
Net cash provided by (used in) financing activities	—	3,475,052

Net increase (decrease) in cash and cash equivalents (including restricted cash)	14,768,863	(269,548)
Cash and cash equivalents (including restricted cash) at beginning of year	28,380,210	4,371,938
Cash and cash equivalents (including restricted cash) at end of year	$43,149,073	$4,102,390

Supplemental cash flow information
Interest payments	—	438,169

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.86%	11.19%	2/25/2026	$791,184	$788,378	$788,020	0.30%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	6.86%	11.19%	2/25/2026	$92,635	46,060	45,947	0.02%	F
								834,438	833,967	0.32%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	Prime	1.00%	6.50%	14.00%	11/20/2025	$1,633,765	1,598,120	901,838	0.34%	F/J

Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	8/1/2030	$798,163	783,489	793,374	0.30%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.40%	4/30/2027	$974,296	966,320	841,792	0.32%	F
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.31%	2/22/2030	$81,250	79,625	80,641	0.03%	F
								1,829,434	1,715,807	0.65%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	1/31/2031	$3,942,189	3,863,345	3,957,957	1.51%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	1/31/2031	$564,581	(11,292)	-	—	F
								3,852,053	3,957,957	1.51%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	12/26/2030	$987,500	969,014	965,775	0.37%	F
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2028	$1,596,354	1,572,273	1,576,208	0.59%	F
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2028	$1,107,284	1,089,698	1,093,310	0.42%	F
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2027	$265,353	(3,487)	(2,898)	—	E/F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.71%	8/31/2029	$1,076,305	1,066,389	1,076,305	0.41%	F
								4,693,887	4,708,700	1.79%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$746,488	730,769	746,488	0.28%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$305,585	298,435	305,585	0.12%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2029	$123,523	(2,391)	-	—	F
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$881,561	832,940	277,780	0.11%	F/J
Homerenew Buyer, Inc. (Renovo)	First Lien Incremental Delayed Draw Term Loan 2 (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$1,380,675	1,317,140	435,051	0.17%	F/J
Homerenew Buyer, Inc. (Renovo)	First Lien Incremental Delayed Draw Term Loan 1 (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$182,527	172,728	57,459	0.02%	F/J
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$1,438,313	1,359,548	452,781	0.17%	F/J
Homerenew Buyer, Inc. (Renovo)	Sr Secured Revolver (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$544,664	516,278	171,406	0.07%	F/J
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	9.10% PIK	13.42%	11/23/2027	$208,824	205,024	208,824	0.08%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Priority Term Loan	SOFR(M)	2.50%	9.10% PIK	13.42%	4/14/2025	$93,367	94,534	93,367	0.04%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Super Priority Team Loan	SOFR(M)	2.50%	11.10% PIK	15.42%	4/14/2025	$257,335	256,977	257,335	0.10%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Super Priority Team Loan	SOFR(M)	2.50%	11.10% PIK	15.42%	4/14/2025	$459,881	459,881	459,881	0.17%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Super Priority Team Loan	SOFR(M)	2.50%	11.10%	15.42%	4/14/2025	$591,556	523,257	591,556	0.23%	F
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$395,397	(5,361)	(5,219)	—	E/F
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$382,100	378,373	380,190	0.14%	F
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$2,602,625	2,567,048	2,589,611	0.99%	F
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	5/31/2030	$139,535	(2,410)	558	—	F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver Loan	SOFR(Q)	1.00%	5.75%	10.06%	5/30/2030	$116,279	(2,326)	-	—	F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	5/30/2030	$740,465	725,656	743,427	0.28%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$281,790	275,448	280,099	0.11%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$291,015	284,467	289,269	0.11%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$524,969	515,800	521,820	0.20%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$809,999	795,734	805,139	0.31%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$193,490	15,831	17,923	0.01%	F
								12,313,380	9,680,330	3.71%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.81%	2/1/2028	$1,019,855	$990,743	$982,885	0.37%	D
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.81%	2/1/2028	$2,091,648	2,068,924	2,015,826	0.77%	D
								3,059,667	2,998,711	1.14%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.67%	12/14/2027	$877,548	866,880	873,160	0.33%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	13.53%	9/21/2027	$2,871,745	2,824,622	2,799,952	1.06%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.66%	9/21/2027	$957,248	942,476	933,317	0.36%	F
								4,633,978	4,606,429	1.75%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.65%	11.96%	12/14/2029	$1,807,299	1,780,258	1,319,328	0.50%	F

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.55%	9/14/2029	$4,081,816	4,016,033	4,014,956	1.53%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	5.25%	12.75%	9/15/2027	$340,879	166,645	166,137	0.06%	F
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$4,624,850	4,456,961	1,109,964	0.42%	B/F/J
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$607,877	590,594	-	—	B/F/J
SellerX Germany GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	9.00%	13.30%	11/22/2029	$211,266	211,266	211,266	0.08%	B/F
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	13.49%	5/23/2026	$1,109,447	1,096,833	672,325	0.26%	B/F/J
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	13.49%	5/23/2026	$3,205,160	3,168,720	1,942,327	0.74%	B/F/J
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(S)	—	9.00%	13.27%	11/22/2029	$211,266	211,266	211,266	0.08%	B/F
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	—	5.00%	9.30%	10/28/2026	$105,633	62,535	63,380	0.02%	B/F
Razor Group Holdings II, Inc. (Germany)	First Out Delayed Draw Term Loan	Fixed	—	15.00%	15.00%	9/15/2027	$98,787	98,787	146,797	0.06%	B/F/J
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.57%	12/31/2030	$807,500	792,130	790,543	0.30%	F
								14,871,770	9,328,961	3.55%
Diversified Financial Services
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.54%	11/15/2031	$682,738	106,042	106,507	0.04%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.54%	11/15/2031	$455,159	(2,099)	(1,821)	—	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$4,096,428	4,077,435	4,080,042	1.55%	F
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.53%	3/15/2030	$228,561	(1,528)	914	—	F
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	9.53%	3/15/2030	$271,241	269,737	272,325	0.10%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.35%	9.70%	9/1/2027	$38,277	9,591	9,952	—	F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.35%	9.71%	9/1/2027	$679,073	672,739	679,073	0.26%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/21/2028	$776,563	767,314	766,405	0.29%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/21/2028	$876,712	857,559	865,245	0.33%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/21/2028	$2,795,625	2,762,523	2,759,058	1.05%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.42%	12/10/2027	$265,685	(2,396)	-	—	F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.42%	12/10/2027	$2,570,505	2,546,674	2,577,266	0.98%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.94%	7/5/2026	$1,306,808	1,289,383	1,301,581	0.51%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.94%	7/5/2026	$2,723,829	2,707,770	2,712,933	1.03%	F
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.32%	12/5/2030	$17,241	(163)	(241)	—	C/E/F
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.32%	12/5/2030	$488,966	484,388	482,120	0.18%	C/F
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	9.90%	11/30/2027	$674,873	671,498	679,597	0.26%	F
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	9.90%	6/28/2025	$412,900	412,531	415,790	0.16%	F
								17,628,998	17,706,746	6.74%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$224,138	$(3,144)	$(2,466)	—	E/F
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$112,069	-	(1,233)	—	E/F
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$558,944	550,966	552,796	0.21%	F
								547,822	549,097	0.21%
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 0.50% PIK	10.70%	10/25/2027	$1,778,817	1,761,446	1,688,097	0.64%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.90% Cash + 0.50% PIK	10.70%	10/25/2027	$157,674	147,146	140,621	0.05%	F
INH Buyer, Inc. (IMA Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	11.40%	6/28/2028	$4,156,856	3,650,225	1,459,056	0.56%	F/J
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.31%	5/4/2028	$1,474,116	1,457,785	1,447,995	0.55%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.31%	5/4/2028	$342,767	340,655	336,693	0.13%	F
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.55%	12/23/2027	$990,000	980,100	990,000	0.38%	F
								8,337,357	6,062,462	2.31%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.48%	5/6/2027	$1,111,327	1,103,011	1,111,327	0.42%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.48%	5/6/2027	$76,086	(539)	-	—	F
Athos Merger, LLC (Aris)	First Lien Term Loan	SOFR(S)	1.00%	5.26%	9.58%	7/30/2026	$23,959	23,001	23,001	0.01%	F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.07%	5/3/2027	$3,325,794	3,294,490	3,302,513	1.26%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.07%	5/3/2027	$244,561	183,966	184,155	0.07%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.39%	10/2/2028	$800,332	798,605	688,285	0.26%	F
								5,402,534	5,309,281	2.02%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	11/9/2029	$2,064,038	2,024,948	2,082,098	0.79%	F

Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.57%	9/30/2028	$654,502	646,432	654,502	0.25%	F
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.57%	9/30/2028	$326,268	322,134	326,268	0.12%	F
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.26%	8/31/2029	$2,677,707	2,634,580	2,677,707	1.02%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.00%	9.26%	8/31/2028	$273,736	(3,878)	-	—	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.31%	8/25/2028	$1,969,954	1,953,558	1,977,834	0.75%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.31%	8/25/2028	$2,790,931	(94,839)	-	—	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	9.82%	11/1/2027	$576,868	572,961	575,137	0.22%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	9.82%	11/1/2028	$885,953	878,242	883,295	0.34%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	5.50%	9.82%	11/1/2028	$354,041	350,909	352,979	0.13%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.81%	11/1/2028	$2,076,724	2,060,764	2,070,494	0.79%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	10.81%	7/19/2030	$155,964	153,381	157,524	0.06%	F
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.81%	11/1/2027	$99,374	(645)	(298)	—	E/F
								9,473,599	9,675,442	3.68%
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	10.14%	14.44%	10/25/2029	$2,853,861	2,598,911	34,246	0.01%	F/J
Civic Plus, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.90%	10.21%	8/24/2027	$455,319	450,587	455,319	0.17%	F
Civic Plus, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.90%	10.21%	8/25/2027	$538,492	533,468	538,492	0.20%	F
Civic Plus, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.90%	10.21%	8/25/2027	$92,051	(803)	-	—	F
Civic Plus, LLC	First Lien Delay Draw Term Loan	SOFR(Q)	0.75%	5.90%	10.21%	8/25/2027	$252,418	250,137	252,418	0.10%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$563,129	103,918	112,626	0.04%	F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	8/29/2029	$4,140,263	4,057,448	4,223,068	1.61%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.94%	8/29/2029	$2,276,685	$2,254,531	$2,297,176	0.87%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.94%	8/29/2029	$837,043	832,810	844,576	0.32%	F
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	11.32%	6/8/2028	$4,726,107	4,646,527	2,893,795	1.10%	F/J
InMoment, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	7.00%	11.32%	6/8/2028	$483,947	119,536	(65,734)	(0.03)%	E/F/J
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.54%	7/27/2028	$94,668	93,626	96,301	0.04%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	11.30%	7/27/2028	$249,393	233,233	226,414	0.09%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 6.25% PIK	12.30%	7/27/2028	$612,214	577,814	317,739	0.12%
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 5.50% PIK	11.55%	7/27/2028	$1,723,765	1,521,041	494,143	0.19%	J
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.04%	2/1/2029	$1,450,838	1,425,188	1,449,387	0.55%	F
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.54%	2/1/2029	$1,120,877	1,098,459	1,101,822	0.42%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.04%	2/1/2029	$181,355	(2,923)	(181)	—	E/F
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	8.83%	8/22/2029	$86,293	-	-	—	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	8.83%	8/22/2029	$122,810	121,006	122,810	0.05%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	8.83%	8/22/2029	$69,571	69,571	69,571	0.03%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	11.83%	8/22/2029	$194,611	191,900	194,611	0.07%	F
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.55%	8/16/2028	$132,507	(1,499)	-	—	F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.52%	12/1/2027	$1,585,475	1,570,837	1,081,294	0.40%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.52%	12/1/2027	$244,741	242,290	166,914	0.06%	F
								22,987,613	16,906,807	6.41%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(M)	1.00%	6.75%	11.07%	11/8/2030	$369,286	(7,433)	(3,693)	—	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.07%	11/8/2030	$3,545,144	3,470,082	3,509,693	1.34%	F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.19%	2/4/2029	$763,206	760,238	682,432	0.26%
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$166,667	(1,667)	(2,833)	—	E/F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$111,111	(2,222)	(1,889)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$722,222	707,778	709,944	0.27%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$388,509	(7,162)	(9,324)	—	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$3,885,090	3,804,236	3,791,848	1.43%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.63% Cash + 1.47% PIK	11.42%	12/29/2028	$2,169,493	2,117,983	2,080,544	0.79%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	11.32%	12/30/2027	$82,677	(1,374)	(3,390)	—	E/F
								10,840,459	10,753,332	4.09%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.46%	12/21/2028	$940,762	918,408	950,170	0.36%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.42%	12/21/2028	$69,236	67,659	69,929	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	11.42%	12/21/2028	$128,322	6,804	9,624	—	F
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$750,000	42,930	42,500	0.02%	F
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$250,000	247,683	247,500	0.09%	F
								1,283,484	1,319,723	0.50%
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	4.90%	9.19%	10/1/2029	$74,263	(688)	-	—	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.19%	10/1/2029	$806,223	799,745	806,223	0.31%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.19%	10/1/2029	$671,230	656,806	671,485	0.26%	F
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(Q)	0.00%	7.26%	11.57%	10/19/2026	$130,856	127,344	100,432	0.04%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	1.00% Cash + 4.50% PIK	9.80%	3/31/2029	$189,908	$-	$-	—	F
Streamland Media Midco LLC	First Lien Rollup Term Loan	SOFR(Q)	1.00%	1.00% Cash + 4.50% PIK	9.80%	3/31/2029	$44,312	44,312	44,312	0.02%	F
Streamland Media Midco LLC	First Out Term Loan	SOFR(M)	1.00%	1.00% Cash + 4.50% PIK	9.80%	3/31/2029	$1,278,754	1,278,754	1,278,754	0.48%	F
Streamland Media Midco LLC	Last Out Term Loan	SOFR(M)	0.00%	1.00% Cash + 5.50% PIK	10.80%	3/31/2029	$1,189,577	1,189,577	1,189,577	0.45%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	Fixed	0.00%	4.00% Cash +6.00% PIK	10.00%	8/23/2026	$1,402,159	1,392,702	1,374,116	0.52%	F
								5,488,552	5,464,899	2.08%
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.07%	10/2/2029	$1,030,892	1,005,469	1,031,923	0.39%	F

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$266,026	97,980	49,239	0.02%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$189,183	183,764	152,309	0.06%	F
Alpine Acquisition Corp II (48Forty)	First Lien 2nd Incremental Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$234,624	230,492	188,893	0.07%	F
Alpine Acquisition Corp II (48Forty)	First Lien Participation Tranche 1 Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$2,078,695	2,061,893	1,673,536	0.64%	F
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$593,215	588,249	477,592	0.18%	F
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$1,323,781	1,307,238	1,065,763	0.41%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.45%	12/19/2025	$1,206,615	1,206,615	1,206,566	0.46%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.94%	12/23/2026	$1,509,608	1,487,801	1,509,608	0.57%	F
								7,164,032	6,323,506	2.41%
Professional Services
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$28,846	(172)	(462)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$11,538	(138)	(185)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$59,615	58,910	58,662	0.02%	F
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.30%	10/24/2029	$808,081	793,167	797,576	0.30%	F
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	10.29%	10/24/2029	$80,808	14,685	15,111	0.01%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$412,340	359,493	360,609	0.14%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$374,171	369,779	369,756	0.14%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$316,801	312,210	313,063	0.12%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$908,142	897,242	897,426	0.34%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$190,576	(2,135)	(2,249)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$161,290	(1,613)	-	—	F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$96,774	(1,935)	-	—	F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$734,516	719,826	734,516	0.28%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.04%	8/18/2028	$4,724,035	4,675,946	4,600,501	1.75%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.04%	8/18/2028	$418,208	41,795	35,067	0.01%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$725,159	724,660	705,580	0.26%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$322,293	322,213	313,591	0.12%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$644,586	643,732	627,182	0.24%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$499,538	498,990	486,050	0.18%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$1,455,684	1,456,411	1,416,381	0.54%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$2,175,476	2,172,275	2,116,739	0.81%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	10.17%	9/30/2027	$1,420,206	1,413,781	1,410,790	0.54%	F
								15,469,122	15,255,704	5.80%
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.57%	1/18/2030	$214,286	(4,286)	(88)	—	E/F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.57%	1/18/2030	$785,714	770,000	785,392	0.30%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.94%	3/21/2027	$1,847,720	1,829,199	1,837,983	0.70%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.69%	3/2/2026	$2,800,000	2,800,000	2,791,600	1.06%	C/F
								5,394,913	5,414,887	2.06%
Road & Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$516,650	$514,191	$512,517	0.20%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$1,000,000	996,987	992,000	0.38%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$483,350	480,862	479,483	0.18%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$3,000,000	2,986,177	2,976,000	1.13%	F/I
								4,978,217	4,960,000	1.89%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.67%	12/29/2027	$710,757	703,128	533,068	0.20%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	10.42%	12/29/2026	$268,108	197,900	135,341	0.05%	F
								901,028	668,409	0.25%
Software
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$538,525	(5,385)	(4,766)	—	E/F
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$2,692,633	2,669,716	2,668,798	1.02%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.55%	4/13/2029	$1,845,804	1,831,941	1,821,809	0.69%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.55%	4/13/2029	$121,888	45,603	45,139	0.02%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.80%	9/12/2029	$405,340	(7,555)	-	—	F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.80%	9/12/2029	$4,111,310	4,029,819	4,144,200	1.57%	F
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.07%	5/30/2029	$1,000,000	990,000	989,000	0.38%	F/I
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$294,118	31,863	39,216	0.01%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$700,588	683,074	707,594	0.27%	F
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$50,963	13,616	12,902	—	F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$89,724	(608)	(1,256)	—	E/F
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$412,728	407,134	406,950	0.15%	F
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$35,889	(486)	(502)	—	E/F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.81%	3/30/2029	$224,240	(3,768)	-	—	F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.81%	3/30/2029	$2,679,455	2,629,476	2,682,135	1.02%	F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$221,360	219,203	219,146	0.08%	F
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$198,790	(1,899)	(1,988)	—	E/F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$2,152,968	2,131,982	2,131,439	0.80%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$421,160	(5,903)	(3,369)	—	E/F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$3,714,737	3,659,222	3,685,019	1.40%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$430,157	(6,391)	(6,452)	—	E/F
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$430,157	39,431	39,431	0.02%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$2,007,400	1,980,628	1,977,289	0.75%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,971,347	1,948,079	1,942,368	0.73%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,324,792	1,298,646	1,305,318	0.50%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,524,729	1,515,795	1,502,315	0.57%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	12.50%	7/9/2029	$318,422	47,016	46,267	0.02%	F
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.57%	9/26/2030	$531,371	(7,298)	(7,439)	—	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.57%	9/26/2030	$4,053,763	3,998,211	3,997,011	1.52%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash + 3.50% PIK	10.96%	10/23/2027	$768,484	765,362	750,256	0.29%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.20%	12/17/2027	$192,711	$193,207	$185,700	0.07%	F
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.20%	12/17/2027	$564,245	548,934	543,718	0.21%	F
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.20%	12/17/2027	$3,031,575	3,001,411	2,921,286	1.11%	F
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.20%	12/17/2027	$256,556	246,672	239,695	0.09%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.80%	8/5/2028	$2,796,125	2,750,379	2,741,545	1.04%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	2.85% Cash + 3.65% PIK	10.83%	3/1/2028	$2,491,365	2,465,459	2,475,022	0.94%	F
Lightspeed Solutions, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	2.85% Cash +3.65% PIK	10.83%	3/1/2028	$548,085	540,078	544,490	0.21%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	2.85% Cash + 3.65% PIK	10.83%	3/1/2028	$164,319	162,710	163,241	0.06%	F
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.79%	11/19/2031	$101,496	(1,203)	(1,227)	—	E/F
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.79%	11/19/2031	$811,966	802,535	802,149	0.31%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.06%	9/15/2026	$746,251	744,142	737,564	0.28%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.72%	4/28/2028	$650,015	643,515	653,265	0.25%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.72%	4/28/2028	$433,343	429,010	435,510	0.17%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.72%	4/28/2028	$86,669	(867)	-	—	F/I
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$197,187	-	-	—	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$162,541	161,358	162,541	0.06%	B/F
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$1,519,185	1,507,497	1,519,185	0.58%	B/F
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.00%	4.75%	9.08%	2/18/2029	$122,379	14,940	16,072	0.01%	F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.00%	4.75%	9.05%	2/18/2029	$2,202,814	2,176,878	2,198,408	0.84%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	2/18/2029	$244,757	(2,342)	(490)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2027	$204,439	(1,665)	(1,419)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$3,431,436	3,398,075	3,398,838	1.29%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.82%	7/25/2029	$274,870	72,405	74,202	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.82%	7/25/2029	$3,528,649	3,445,286	3,473,037	1.32%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$735,838	(10,654)	(8,830)	—	E/F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$302,992	(4,408)	(3,636)	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$3,005,307	2,960,812	2,969,243	1.13%	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.42%	12/21/2027	$2,595,631	2,571,046	2,484,019	0.95%	F/I
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.42%	12/21/2027	$475,261	471,412	454,825	0.17%	F/I
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.42%	12/21/2027	$222,222	(2,026)	(9,556)	—	E/F/I
								60,181,120	60,256,227	22.93%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.67%	7/2/2026	$2,573,530	2,559,654	2,573,530	0.98%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.85%	10.17%	12/28/2028	$524,383	518,070	521,216	0.20%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.85%	10.17%	12/28/2027	$124,734	64,987	65,771	0.03%	F
								3,142,711	3,160,517	1.21%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	6.51%	10.81%	9/17/2026	$4,596,375	4,558,666	4,570,084	1.74%	B/F

Total Debt Investments - 82.77% of Net Assets								236,277,629	217,523,172	82.77%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Spread	Total Coupon	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Common Stock			7/25/2030	376	-	-	—	B/F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Preferred New Super Senior Shares			7/25/2030	1,249	-	-	—	B/F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	61	-	-	—	B/F/G/H
Razor US LP	Class A Preferred Units	3.00%	3.00%	-	2,728,395	2,708,159	-	—	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			12/23/2029	19	-	-	—	B/F/G/H
Razor US LP	Common Units			-	27,283	-	-	—	F/G/H
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock			7/25/2030	422	-	-	—	B/F/G/H
						2,708,159	-	—
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares			-	271	27,200	29,675	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	2,394	-	5,108	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	299	-	33	—	B/F/G/H
						27,200	34,816	0.01%
Healthcare Providers and Services
INH Buyer, Inc. (IMA Health)	A1 Preferred Stock			-	1,988,983	-	-	—	F/G/H
INH Buyer, Inc. (IMA Health)	Preferred Stock			-	2	-	-	—	F/G/H
						-	-	0.00%
Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	12,349	-	-	—	F/G/H
Pluralsight, Inc.	Common Stock			-	60,932	170,000	55,448	0.02%	F/G/H
						170,000	55,448	0.02%
Media
Streamland Media Holdings LLC	Common Units			-	11,902	607,359	607,359	0.23%	F/G

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock			-	624	-	-	—	F/G/H

Professional Services
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock			-	1,702	-	82,688	0.03%	B/F/G/H
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock			-	25,523	320,915	1,354,797	0.52%	B/F/G/H
						320,915	1,437,485	0.55%
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	1,122	-	224	—	F/G/H

Total Equity Securities - 0.81% of Net Assets						3,833,633	2,135,332	0.81%

Total Investments - 83.59% of Net Assets						240,111,262	219,658,504	83.58%

Cash and Cash Equivalents - 16.42% of Net Assets							43,149,073	16.42%

Total Cash and Investments - 100.00% of Net Assets							262,807,577	100.00%

Notes to Schedule of Investments:

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $11,941,838 and $20,034,731 respectively, for the three months ended March 31, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2025 was $219,658,504 or 83.6% of total cash and investments of the Company. As of March 31, 2025, approximately 10.6% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

(K)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(L)
Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(M)
Deemed an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(N)
Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(O)
Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(P)
Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.
(Q)
Restricted security. (See Note 10)
(R)
Non-income producing investment.
(S)
In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.
(T)
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

See accompanying notes to the financial statements..

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited)

March 31, 2025

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

March 31, 2025

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

At March 31, 2025, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$4,939,173	$—	4,939,173
3	Independent third-party valuation sources that employ significant unobservable inputs	212,583,999	2,135,108	214,719,107
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$217,523,172	$2,135,332	$219,658,504

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$181,183,782	Income approach	Discount rate	8.7% - 22.0% (10.9%)
	12,697,161	Market comparable companies	Revenue multiples	0.3x - 1.4x (0.7x)
	10,217,284	Market quotations	Indicative bid/ask quotes	1(1)
	8,451,526	Market comparable companies	EBITDA multiples	4.0x - 8.3x (6.1x)
	34,246	Option Pricing Model	EBITDA/Revenue multiples	5.3x (5.3x)
			Implied volatility	35.0% (35.0%)
			Term	1.0 year (1.0 year)
Equity	2,100,292	Market comparable companies	Revenue multiples	0.3x - 1.4x (0.6x)
	—	Market comparable companies	EBITDA multiples	4.0x - 7.3x (4.8x)
	35,040	Option Pricing Model	EBITDA/Revenue multiples	3.1x - 7.3x (3.1x)
			Implied volatility	45.0% - 60.0% (45.1%)
			Term	1.0 year - 2.0 years (2.0 years)
$214,719,331

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$223,632,250	$117,002	$223,749,252
Net realized and unrealized gains (losses)	(2,980,215)	1,089,832	(1,890,383)
Acquisitions (1)	11,619,876	928,274	12,548,150
Dispositions	(19,687,912)	—	(19,687,912)
Ending balance	$212,583,999	$2,135,108	$214,719,107
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,690,568)	$1,089,832	$(1,600,736)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Ending balance	$—	$224	$224

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$-	$-

At December 31, 2024, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$5,566,492	$—	$5,566,492
3	Independent third-party valuation sources that employ significant unobservable inputs	223,632,250	117,002	223,749,252
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$229,198,742	$117,226	$229,315,968

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

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

March 31, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2025, included in cash and cash equivalents was $41.1 million (15.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.18%. At December 31, 2024, included in cash and cash equivalents was $20.6 million (7.9% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%. There was no restricted cash at March 31, 2025 or December 31, 2024.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2025 and December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at March 31, 2025 and December 31, 2024.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2024, the Company incurred $71,685 in organizational expenses. During the three months ended March 31, 2025, the Company did not incur any additional organizational expenses. From November 30, 2020 through March 31, 2025, the Company had incurred a total of $267,621 in offering costs, of which $249,780 has been charged to paid-in capital. Remaining offering costs will be charged to paid-in capital as additional capital commitments are called. The Company will not bear more than $1.0 million for organization and offering costs.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

2. Summary of Significant Accounting Policies (Continued)

company as of March 31, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2024, the Company had no non-expiring capital loss carryforwards available to offset future realized capital gains.

As of December 31, 2024, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2024
Tax Cost	$249,395,686

Gross Unrealized Appreciation	1,112,351
Gross Unrealized Depreciation	(21,192,069)
Net Unrealized Appreciation (Depreciation)	$(20,079,718)

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and permits early adoption. The Company plans to adopt the ASU for the annual reporting period beginning on January 1, 2025 and does not expect a material impact on its consolidated financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of March 31, 2025, the Company’s cumulative performance exceeded the total return hurdle, and as such $0.4 million out of a potential $0.8 million incentive fees was earned. As of March 31, 2024, the Company's cumulative performance exceeded the total return hurdle, and as such the incentive fee for the three months ended March 31, 2024 was $0.9 million.

There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three months ended March 31, 2025 and March 31, 2024. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured promissory notes with a principal amount of $110,000 maturing on December 31, 2050. Prior to being repaid and terminated on June 14, 2024, debt included a $75.0 million Capital Call Facility. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2025 and December 31, 2024, the estimated fair value of the outstanding debt approximated its carrying value.

On December 11, 2020, the Company issued to each of 110 separate investors an unsecured promissory note with a principal amount of $1,000, at par. The Company pays interest on the unpaid principal amount of the notes at a rate of 12.00% per annum payable semi-annually in arrears. The notes mature on December 31, 2050.

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75.0 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 15, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than fifty percent (50%). On June 14, 2024, the Capital Call Facility was fully paid down and terminated. At March 31, 2025 and December 31, 2024, there was no debt outstanding under the Capital Call Facility after the final paydown and termination effective June 14, 2024.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

4. Debt (Continued)

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2025	2024
Interest expense	$3,300	$426,386
Amortization of deferred debt issuance costs	133	42,330
Commitment fees	—	12,221
Total	$3,433	$480,937

Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2025 and December 31, 2024, the estimated fair value of the outstanding debt approximated their carrying values.

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

March 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	$573,500	$682,738
Accordion Partners LLC	11/15/2031	455,159	455,159
Accuserve Solutions, Inc.	3/15/2030	228,561	263,724
Alcami Corporation	12/21/2028	118,698	118,698
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	46,318	—
AlphaSense, Inc.	6/27/2029	538,525	538,525
Alpine Acquisition Corp II (48Forty)	11/30/2029	164,936	151,635
AmeriLife Holdings, LLC	8/31/2028	273,736	273,736
Applause App Quality, Inc.	12/20/2031	28,846	28,846
Appriss Health, LLC (PatientPing)	12/20/2031	11,538	11,538
Aras Corporation	10/24/2029	64,646	80,808
Avalara, Inc.	5/6/2027	76,086	76,086
Bluefin Holding, LLC (Allvue)	4/13/2029	75,165	75,165
Bonterra LLC (fka CyberGrants Holdings, LLC)	2/1/2029	123,523	123,523
CBI-Gator Acquisition, LLC	10/19/2028	—	454,858
Cherry Bekaert Advisory, LLC	9/12/2029	405,340	405,340
Cherry Bekaert Advisory, LLC	10/25/2027	9,011	9,405
Civic Plus, LLC	6/30/2028	46,865	46,865
Clever Devices Ltd.	6/30/2028	190,576	190,576
Community Merger Sub Debt LLC (CINC Systems)	8/25/2027	92,051	92,051
Crewline Buyer, Inc. (New Relic)	6/12/2030	254,902	176,471
Disco Parent, Inc. (Duck Creek Technologies)	1/18/2030	214,286	214,286
DNAnexus, Inc	11/8/2030	369,286	369,286
Douglas Holdings, Inc (Docupace)	9/8/2027	—	90,333
Douglas Holdings, Inc (Docupace)	12/20/2029	700,000	700,000
Douglas Holdings, Inc (Docupace)	8/27/2030	—	98,696
Douglas Holdings, Inc (Docupace)	8/27/2030	89,724	89,724
e-Discovery Acquireco, LLC (Reveal)	8/27/2030	37,347	42,996
Emerald Technologies (U.S.) AcquisitionCo, Inc.	8/27/2030	35,889	35,889
ESO Solutions, Inc.	3/30/2029	224,240	224,240
FirstUp, Inc	8/29/2029	450,503	563,129
Foreside Financial Group, LLC	12/29/2026	54,783	84,573
Fusion Holding Corp. (Finalsite)	5/3/2027	58,695	73,368
Fusion Risk Management, Inc.	9/15/2027	170,439	340,879
G-3 Apollo Acquisition Corp (Appriss Retail)	7/13/2027	198,790	—
G-3 Apollo Acquisition Corp (Appriss Retail)	9/1/2027	28,325	38,277
GTY Technology Holdings Inc.	5/22/2029	421,160	421,160
GTY Technology Holdings Inc.	3/10/2031	430,157	—
Honey Intermediate, Inc. (iLobby) (Canada)	3/10/2031	384,274	—
Huckabee Acquisition, LLC (MOREgroup)	7/9/2029	—	928,207
Huckabee Acquisition, LLC (MOREgroup)	7/9/2029	267,475	318,422
ICIMS, Inc.	1/16/2030	161,290	161,290
InMoment, Inc.	1/16/2030	96,774	96,774
Integrate.com, Inc. (Infinity Data, Inc.)	8/18/2028	372,205	334,567
Integrity Marketing Acquisition, LLC	9/26/2030	531,371	531,371
Intercept Bidco, Inc.	6/8/2028	362,055	—
Intercept Bidco, Inc.	12/17/2027	7,528	7,528
Kaseya, Inc.	8/25/2028	2,790,931	2,880,792
Kaseya, Inc.	6/3/2030	166,667	166,667
Kid Distro Holdings, LLC	6/3/2030	111,111	111,111
Lighthouse Parent Holdings, Inc (Aperture)	6/25/2029	—	156,818
Lighthouse Parent Holdings, Inc (Aperture)	6/25/2029	—	158,083
LJ Avalon Holdings, LLC (Ardurra)	10/1/2029	74,263	74,263
Logicmonitor, Inc	12/10/2027	265,685	265,685
Madison Logic Holdings, Inc.	11/19/2031	101,496	101,496
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	12/30/2027	82,677	82,677
Oak Purchaser, Inc. (DaySmart)	4/28/2028	86,669	86,669
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	181,355	181,355
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	99,374	99,374
PlayPower, Inc	8/28/2030	395,397	395,397
Pluralsight, Inc.	8/22/2029	86,293	86,293
PMA Parent Holdings, LLC	1/31/2031	564,581	564,581
Rialto Management Group, LLC	8/23/2027	265,353	42,014
Sailpoint Technologies Holdings, Inc.	12/5/2030	17,241	17,241
Wharf Street Rating Acquisition LLC (KBRA)	8/16/2028	132,507	132,507

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	March 31, 2025	December 31, 2024
SellerX Germany GMBH & Co. KG (Germany)	11/22/2029	—	105,633
SellerX Germany GMBH & Co. KG (Germany)	10/28/2026	42,253	42,253
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	197,187	197,187
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	388,509
Smarsh, Inc.	2/18/2029	106,061	—
Smarsh, Inc.	2/18/2029	244,757	244,757
Smarsh, Inc.	2/18/2029	—	73,427
Spark Buyer, LLC (Sparkstone)	10/15/2031	224,138	224,138
Spark Buyer, LLC (Sparkstone)	10/15/2031	112,069	112,069
Streamland Media Midco LLC	3/31/2029	189,908	—
Supergoop, LLC	12/28/2027	58,209	124,734
Titan Home Improvement, LLC (Renuity)	5/31/2030	139,535	139,535
Titan Home Improvement, LLC (Renuity)	5/30/2030	116,279	116,279
Trintech, Inc.	7/25/2029	196,336	196,336
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	204,439	204,439
Vortex Companies, LLC	9/4/2029	174,407	174,407
Zendesk Inc.	11/22/2028	735,838	735,838
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	222,222	222,222
Total Unfunded Balances		$18,521,320	$19,228,520

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2025 and December 31, 2024, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2025 and 2024, $0.1 million and $0.1 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of March 31, 2025, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of March 31, 2025, $280.9 million (93.3% of total commitments) had been called. No new shares were issued during the three months ended March 31, 2025.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. No dividends were declared or paid for the three months ended March 31, 2025 and 2024.

8. Subsequent Events

On May 8, 2025, the Company’s Board of Directors declared a second quarter dividend in the amount of $5,719,130, payable on June 30, 2025 to stockholders of record as of the close of business on June 16, 2025.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

9. Financial Highlights

The financial highlights below show the Company's results of operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Per Common Share
Per share NAV at beginning of period	$9.57	$10.06

Investment operations: (1)
Net investment income	0.21	0.27
Net realized and unrealized gain (loss)	(0.08)	(0.09)
Total from investment operations	0.13	0.18
Per share NAV at end of period	$9.70	$10.24

Total return based on net asset value: (2)	1.4%	1.8%

Shares outstanding at end of period	27,081,900	23,753,110
Ratios to average net asset value: (3)
Net investment income (4)	9.3%	11.5%
Expenses before incentive fee (5)	1.4%	2.4%
Expenses and incentive fee (6)	1.6%	2.8%

Ending net asset value	$262,795,994	$243,134,626
Portfolio turnover rate	5.2%	0.7%
Weighted-average debt outstanding	$110,000	$22,033,077
Weighted-average interest rate on debt	12.0%	8.0%
Weighted-average number of shares of common stock	27,081,900	23,753,110
Weighted-average debt per share	$0.00	$0.93

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
(4)
Excludes incentive compensation and excise taxes.
(5)
Includes interest and other debt costs.
(6)
Includes incentive fees and all Company expenses including interest and other debt costs.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2025

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last four fiscal years and the period ended March 31, 2025.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of March 31, 2025 (Unaudited)	$110,000	$2,390,056	—	N/A
Fiscal Year 2024	110,000	2,358,200	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Capital Call Facility
As of March 31, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
INH Buyer, Inc. (IMA Health), A1 Preferred Stock	12/16/2024
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
Pluralsight, Inc., Common Stock	8/22/2024
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
Streamland Media LLC., Common Units	3/31/2025
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
Pluralsight, Inc., Common Stock	8/22/2024
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2025, 89.4% of our total assets were invested in qualifying assets.

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

As of March 31, 2025, none of our investments were categorized as Level 1, 2.2% were categorized as Level 2 and 97.8% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2025, we invested approximately $11.9 million, comprised of investments in 3 new and 9 existing portfolio companies. Of these investments, $11.0 million, or 92.2% of total acquisitions, were in senior secured loans. The remaining $0.9 million, or 7.8% of total acquisitions, was comprised of one new equity investment. Additionally, we received approximately $20.0 million in proceeds from sales or repayments of investments during the three months ended March 31, 2025.

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

At March 31, 2025, our investment portfolio of $219.7 million (at fair value) consisted of 110 portfolio companies and was invested 99.0% in senior secured loans and 1.0% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 3.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 13.0% of our portfolio at March 31, 2025.

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

The industry composition of our portfolio at fair value at March 31, 2025 was as follows:

Industry	Percent of Total Investments
Software	27.4%
Diversified Financial Services	8.1%
Internet Software and Services	7.7%
Professional Services	7.6%
IT Services	4.9%
Construction and Engineering	4.4%
Insurance	4.4%
Diversified Consumer Services	3.9%
Media	3.1%
Paper and Forest Products	2.9%
Healthcare Providers and Services	2.8%
Real Estate Management and Development	2.5%
Health Care Technology	2.4%
Road and Rail	2.3%
Commercial Services and Supplies	2.1%
Consumer Finance	2.1%
Wireless Telecommunication Services	2.1%
Capital Markets	1.8%
Specialty Retail	1.4%
Construction Materials	1.4%
Other	4.7%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 11.2% at March 31, 2025 and 11.6% at December 31, 2024, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.2% at March 31, 2025 and 11.0% at December 31, 2024. At March 31, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.6% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.6% at March 31, 2025. Debt investments in 8 portfolio companies were on non-accrual status as of March 31, 2025, representing 4.9% of the portfolio at fair value and 12.6% at cost. At December 31, 2024, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1% at December 31, 2024. Debt investment in 7 portfolio companies were on non-accrual status as of December 31, 2024, representing 5.0% of the portfolio at fair value and 10.6% at cost.

Results of operations

Investment income

Investment income totaled $7.0 million and $8.7 million, respectively, for the three months ended March 31, 2025 and 2024, of which $7.0 million and $8.7 million were attributable to interest and fees on our debt investments, as well as PIK income. The decrease in investment income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily reflects the decrease in portfolio size and lower SOFR rates during the three months ended March 31, 2025.

Expenses

Total operating expenses for the three months ended March 31, 2025 and 2024 were $1.3 million and $2.4 million, respectively, comprised of $0.5 million and $0.6 million in management fees, $0.4 million and $0.9 million in incentive fees earned, $0.2 million and $0.2 million in professional fees, $0.1 million and $0.1 million in administrative expenses, $0.0 million and $0.5 million in interest and other debt expenses, and $0.1 million and $0.2 million in other expenses, respectively. The decrease in expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily reflects the decrease in debt related expenses due to the maturity of the Capital Call Facility during the three months ended March 31, 2025.

Net investment income (loss)

Net investment income was $5.7 million and $6.3 million respectively, for the three months ended March 31, 2025 and 2024. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2025 and 2024 was ($1.4) million and $0.0 million, respectively. Net realized losses for the three months ended March 31, 2025 was comprised primarily of $1.3 million in losses from reorganization of our investments in Streamland.

For the three months ended March 31, 2025 and 2024, the change in net unrealized appreciation (depreciation) was ($0.8) million and ($2.2) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2025 was primarily driven by a $0.5 million unrealized loss on our investment in Razor Group, a $0.3 million unrealized loss on our investment in INH Buyer, a $0.3 million unrealized loss on our investment in Alpine, a $0.3 million unrealized loss on our investment in InMoment, offset by a $1.3 million reversal of previously recognized unrealized losses from the reorganization of our investment in Streamland, and a $1.1 million unrealized gain on our investment in Job and Talent. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2024 was primarily driven by a $0.4 million in unrealized gains from our investment in Astra Acquisition Corp and $0.2 million in unrealized gains from our investment in SellerX as well as unrealized gains to the portfolio from tightening market spreads, offset by $0.5 million in unrealized losses from our investment in Magenta Buyer (McAfee).

Incentive compensation

Incentive fees for the three months ended March 31, 2025 and 2024 were $0.4 million and $0.9 million, respectively. As of March 31, 2025, the Company's cumulative performance exceeded the total return, and as such $0.4 million out of a potential $0.8 million incentive fee was incurred. For the three months ended March 31, 2024, incentive fees were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three months ended March 31, 2025 and March 31, 2024.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the three months ended March 31, 2025 and 2024.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $3.5 million and $4.1 million for the three months ended March 31, 2025 and 2024 respectively.

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

No shares were issued in connection with the Company’s private placement for the three months ended March 31, 2025 and 2024.

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

Total debt outstanding as of March 31, 2025 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2025, the Company’s asset coverage ratio was 239,006%.

Net cash provided by operating activities during the three months ended March 31, 2025 was $14.8 million, consisting primarily of net investment income (net of non-cash income and expenses) of approximately $4.3 million and the settlement of dispositions of investments (net of acquisitions) of $10.5 million.

At March 31, 2025 we had $43.1 million in cash and cash equivalents.

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

There were no dividends declared for the three months ended March 31, 2025 and 2024

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

Recent Developments

From April 1, 2025 through May 7, 2025, the Company has invested approximately $8.0 million primarily in two senior secured loans with a combined effective yield of approximately 10.1%.

On May 8, 2025, the Company’s Board of Directors declared a second quarter dividend in the amount of $5,719,130, payable on June 30, 2025 to stockholders of record as of the close of business on June 16, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of March 31, 2025, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$6,889,878	$0.25
Up 200 basis points	4,593,252	0.17
Up 100 basis points	2,296,626	0.08
Down 100 basis points	(2,296,626)	(0.08)
Down 200 basis points	(4,583,913)	(0.17)
Down 300 basis points	(6,824,871)	(0.25)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2025, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

BlackRock Direct Lending Corp.

Date: May 8, 2025	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Chief Executive Officer

Date: May 8, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer