Form 10-Q
period 2025-06-30
BlackRock Direct Lending Corp.
filed 2025-08-08
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of August 7, 2025 was 29,173,775.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2025

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $259,474,930 and $248,984,601, respectively)	$242,588,104	$229,315,968
Total investments (cost of $259,474,930 and $248,984,601, respectively)	242,588,104	229,315,968

Cash and cash equivalents	38,901,253	28,380,210
Interest receivable	1,763,705	2,078,760
Receivable for investments sold	—	1,546,546
Deferred offering costs	—	17,841
Prepaid expenses and other assets	18,133	94,641
Total assets	283,271,195	261,433,966

Liabilities
Payable for investments purchased	2,804,775	99,494
Management fees payable	496,494	583,102
Incentive fees payable (Note 3)	398,079	883,149
Reimbursements due to the Advisor	105,236	74,031
Debt (net of deferred issuance costs of $13,816 and $14,085, respectively)	96,184	95,915
Accrued expenses and other liabilities	412,912	406,486
Total liabilities	4,313,680	2,142,177

Commitments and contingencies (Note 5)

Net assets	$278,957,515	$259,291,789

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 29,173,775 and 27,081,900 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$29,175	$27,083
Paid-in capital in excess of par	300,408,295	280,361,562
Distributable earnings (loss)	(21,479,955)	(21,096,856)
Total net assets	278,957,515	259,291,789
Total liabilities and net assets	$283,271,195	$261,433,966

Net assets per share	$9.56	$9.57

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment income	2025	2024	2025	2024
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$6,174,337	$8,012,092	$12,592,006	$16,143,728
PIK income:
Non-controlled, non-affiliated investments	558,485	396,582	1,163,950	968,220
Dividend income:
Non-controlled, non-affiliated investments	—	27,807	—	27,807
Other income:
Non-controlled, non-affiliated investments	—	984	—	2,406
Total investment income	6,732,822	8,437,465	13,755,956	17,142,161

Operating expenses
Management fees	496,494	590,237	1,013,682	1,165,595
Professional fees	115,893	137,176	291,227	300,243
Administrative expenses	80,209	105,447	175,799	205,526
Director fees	39,956	32,000	84,456	62,968
Custody and transfer agent fees	13,139	20,706	26,104	40,566
Insurance expense	6,822	9,714	13,568	16,517
Interest and other debt expenses	3,435	398,827	6,868	879,764
Incentive fees earned	—	876,495	398,079	1,780,373
Other operating expenses	90,684	131,396	140,853	227,998
Total operating expenses	846,632	2,301,998	2,150,636	4,679,550

Net investment income	5,886,190	6,135,467	11,605,320	12,462,611

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(7,620,297)	5,533	(9,051,096)	40,171
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	3,565,933	(4,575,340)	2,781,807	(6,816,431)
Net realized and unrealized gain (loss)	(4,054,364)	(4,569,807)	(6,269,289)	(6,776,260)

Net increase (decrease) in net assets from operations	$1,831,826	$1,565,660	$5,336,031	$5,686,351

Earnings per share (1)	$0.06	$0.09	$0.19	$0.27

Basic and diluted weighted average shares outstanding	27,334,764	24,374,972	27,209,031	24,064,041

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2024	27,081,900	$27,083	$280,361,562	$(21,096,856)	$259,291,789
Net investment income	—	—	—	5,719,130	5,719,130
Net realized and unrealized gain (loss)	—	—	—	(2,214,925)	(2,214,925)
Balance at March 31, 2025	27,081,900	$27,083	$280,361,562	$(17,592,651)	$262,795,994

Issuance of common stock	2,091,875	2,092	20,064,574	—	20,066,666
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,886,190	5,886,190
Net realized and unrealized gain (loss)	—	—	—	(4,054,364)	(4,054,364)
Dividends paid to common shareholders (1)	—	—	—	(5,719,130)	(5,719,130)
Balance at June 30, 2025	29,173,775	$29,175	$300,408,295	$(21,479,955)	$278,957,515

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935
Net investment income	—	—	—	6,327,144	6,327,144
Net realized and unrealized gain (loss)	—	—	—	(2,206,453)	(2,206,453)
Balance at March 31, 2024	23,753,110	$23,754	$245,279,448	$(2,168,576)	$243,134,626

Issuance of common stock	3,328,790	3,329	35,113,338	—	35,116,667
Offering costs charged to paid-in capital	—	—	(31,222)	—	(31,222)
Net investment income	—	—	—	6,135,467	6,135,467
Net realized and unrealized gain (loss)	—	—	—	(4,569,807)	(4,569,807)
Dividends paid to common shareholders (1)	—	—	—	(6,327,144)	(6,327,144)
Balance at June 30, 2024	27,081,900	$27,083	$280,361,564	$(6,930,060)	$273,458,587

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$5,336,031	$5,686,351
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	9,051,096	(40,171)
Change in net unrealized (appreciation)/depreciation of investments	(2,781,807)	6,816,431
Net amortization of investment discounts and premiums	(933,177)	(582,928)
Amortization of deferred debt issuance costs	268	71,178
Interest and dividend income paid in kind	(1,163,950)	(999,102)
Changes in assets and liabilities:
Purchases of investments	(45,451,567)	(21,919,380)
Proceeds from disposition of investments	28,214,163	11,722,982
Decrease (increase) in receivable for investments sold	1,546,546	—
Decrease (increase) in interest receivable	108,163	79,195
Decrease (increase) in prepaid expenses and other assets	76,508	(134,737)
Increase (decrease) in payable for investments purchased	2,705,281	(1,151,822)
Increase (decrease) in reimbursements due to the Advisor	31,205	(96,779)
Increase (decrease) in incentive fees payable	(485,070)	(43,434)
Increase (decrease) in interest and debt related payables	—	(89,833)
Increase (decrease) in management fees payable	(86,608)	—
Increase (decrease) in accrued expenses and other liabilities	6,426	(52,856)
Net cash provided by (used in) operating activities	(3,826,492)	(734,905)

Financing activities
Draws on credit facilities	—	3,500,000
Repayments on credit facilities	—	(23,000,000)
Proceeds from shares of common stock sold	20,066,666	35,116,667
Payments of debt issuance costs	—	(24,948)
Dividends paid in cash to stockholders	(5,719,130)	(6,327,144)
Net cash provided by (used in) financing activities	14,347,536	9,264,575

Net increase (decrease) in cash and cash equivalents (including restricted cash)	10,521,043	8,529,670
Cash and cash equivalents (including restricted cash) at beginning of year	28,380,210	4,371,938
Cash and cash equivalents (including restricted cash) at end of year	$38,901,253	$12,901,608

Supplemental cash flow information
Interest payments	—	865,638

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.86%	11.19%	2/25/2026	$783,028	$780,873	$783,028	0.28%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	6.86%	11.19%	2/25/2026	$92,635	46,127	46,318	0.02%	F
Majco LLC (Big Brand Tire)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.34%	5/17/2032	$2,993,415	(7,152)	(14,967)	(0.01)%	E/F
								819,848	814,379	0.29%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	Prime	1.00%	6.50%	14.00%	11/20/2025	$1,633,765	1,599,273	689,449	0.24%	F/J

Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	8/1/2030	$796,158	782,020	799,342	0.28%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.40%	4/30/2027	$971,768	964,798	838,636	0.30%	F
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	3/1/2030	$80,729	79,115	78,711	0.03%	F
								1,825,933	1,716,689	0.61%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$3,932,333	3,853,686	3,971,656	1.41%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$564,581	(11,292)	-	—	E/F
								3,842,394	3,971,656	1.41%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	12/26/2030	$975,000	957,412	951,600	0.34%	F
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2028	$1,592,260	1,569,627	1,573,403	0.56%	F
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2028	$1,104,461	1,087,936	1,091,380	0.39%	F
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2027	$265,353	85,317	85,827	0.03%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.73%	8/31/2029	$1,076,305	1,066,538	1,076,305	0.38%	F
								4,766,830	4,778,515	1.70%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$744,584	729,647	748,307	0.27%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$304,813	297,949	306,338	0.11%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2029	$123,523	(2,238)	-	—	E/F
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.82%	5/16/2030	$293,766	133,806	132,488	0.05%	F
Brown & Settle, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	10.83%	5/16/2030	$2,717,334	2,650,415	2,638,531	0.94%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	9.65%	13.97%	4/14/2030	$403,211	269,041	403,211	0.14%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	6.65%	10.96%	4/14/2030	$711,448	711,448	711,448	0.25%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	8.15%	12.46%	4/14/2030	$307,863	307,863	307,863	0.11%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	9.65%	13.96%	4/14/2030	$1,338,594	1,338,594	1,338,594	0.46%	F
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$1,005,296	(20,106)	(10,053)	—	E/F
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$376,986	(7,540)	(3,770)	—	E/F
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$2,890,225	2,832,421	2,861,323	1.02%	F
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$395,397	(5,109)	(5,219)	—	E/F
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$381,138	377,540	379,232	0.13%	F
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$2,596,085	2,561,774	2,583,105	0.92%	F
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$139,535	(2,301)	1,395	—	F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$116,279	(2,326)	-	—	F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$738,605	723,833	745,991	0.27%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$462,973	(3,360)	(1,389)	—	E/F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$769,692	758,450	767,383	0.27%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$281,081	274,756	280,238	0.10%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$290,278	283,747	289,407	0.10%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$523,639	$514,955	$522,068	0.19%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$807,943	794,435	805,519	0.29%	F
Vortex Companies, LLC	Sr Secured Revolver	Prime	1.00%	4.00%	11.50%	9/4/2029	$193,490	32,590	35,088	0.01%	F
								15,550,284	15,837,098	5.63%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.81%	2/1/2028	$1,006,257	979,614	932,045	0.33%	D
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.81%	2/1/2028	$2,060,889	2,040,054	1,908,898	0.68%	D
								3,019,668	2,840,943	1.01%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.68%	12/14/2027	$872,014	862,330	851,958	0.30%	F
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(M)	1.00%	9.10%	13.42%	9/21/2027	$2,834,450	2,791,600	2,806,105	1.00%	F
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.43%	9/21/2027	$944,817	931,225	935,368	0.33%	F
								4,585,155	4,593,431	1.63%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.65%	11.98%	12/14/2029	$1,807,299	1,780,781	721,112	0.26%	F/J

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.55%	9/14/2029	$4,071,377	4,008,448	3,973,651	1.41%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	5.25%	12.75%	9/15/2027	$340,879	311,842	309,724	0.11%	F
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$4,624,850	4,456,961	943,469	0.34%	B/F/J
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$607,877	590,594	-	—	B/F/J
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	—	9.00%	13.31%	12/31/2028	$305,073	305,073	305,073	0.11%	B/F
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	—	9.00%	13.31%	12/31/2028	$881,348	881,348	881,348	0.30%	B/F
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	—	5.00%	9.31%	6/18/2029	$908,443	653,589	620,699	0.22%	B/F
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	—	5.00%	9.26%	10/28/2026	$105,633	62,674	63,380	0.02%	B/F
Razor Group Holdings II, Inc. (Germany)	First Out Delayed Draw Term Loan	Fixed	—	15.00%	15.00%	9/15/2027	$106,710	106,710	163,480	0.06%	B/F
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	12/31/2030	$805,476	790,626	786,145	0.28%	F
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.59%	4/10/2031	$167,278	(1,610)	(836)	—	E/F
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.46%	4/10/2031	$2,843,822	2,816,066	2,829,603	1.01%	F
								14,982,321	10,875,736	3.86%
Diversified Financial Services
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.56%	11/15/2031	$682,738	106,182	106,507	0.04%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$455,159	(2,017)	(1,821)	—	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$4,086,187	4,067,784	4,069,842	1.45%	F
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$228,561	(1,528)	(4,114)	—	E/F
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$270,434	268,935	265,566	0.09%	F
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$300,649	(3,005)	(3,006)	—	E/F
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$1,202,595	1,190,571	1,190,569	0.42%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.72%	9/1/2027	$38,277	9,625	9,952	—	F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.73%	9/1/2027	$677,331	671,572	677,331	0.24%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/21/2028	$774,592	765,983	767,642	0.27%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/21/2028	$874,487	856,617	866,642	0.31%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/21/2028	$2,788,530	2,757,716	2,763,512	0.98%	F
Wharf Street Rating Acquisition LLC (KBRA)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.43%	12/10/2027	$265,685	(2,176)	-	—	E/F
Wharf Street Rating Acquisition LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.43%	12/10/2027	$2,563,863	2,542,235	2,563,863	0.91%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.94%	7/5/2026	$1,306,808	1,292,676	1,304,195	0.46%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.94%	7/5/2026	$2,723,829	2,710,921	2,718,381	0.97%	F
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$17,241	(156)	-	—	C/E/F
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$477,241	472,936	480,105	0.17%	C/F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	5/14/2031	$4,169,582	4,151,642	4,157,073	1.48%	F
								21,856,513	21,932,239	7.79%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$224,138	$(3,025)	$(11,879)	—	E/F
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	10/15/2031	$112,069	11,207	5,267	—	F
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$557,543	549,820	527,993	0.19%	F
								558,002	521,381	0.19%
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash +0.75% PIK	10.95%	10/25/2027	$1,782,189	1,766,498	1,701,991	0.60%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.90% Cash +0.75% PIK	10.95%	10/25/2027	$158,342	147,563	141,812	0.05%	F
INH Buyer, Inc.	First Lien Term Loan	SOFR(Q)	0.00%	7.00%	11.40%	6/28/2028	$4,156,856	3,650,225	823,057	0.29%	F/J
INH Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	8.50%	12.90%	3/2/2026	$141,302	-	(2,120)	—	E/F/J
INH Buyer, Inc.	First Lien Amendment No. 8 Term Loan	SOFR(Q)	0.00%	8.50% PIK	12.90%	3/2/2026	$134,660	134,660	132,640	0.05%	F/J
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.33%	5/4/2028	$1,470,327	1,454,719	1,445,947	0.52%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.33%	5/4/2028	$341,910	340,094	336,241	0.12%	F
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.58%	12/23/2027	$987,500	977,625	987,500	0.35%	F
								8,471,384	5,567,068	1.98%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.90%	9.22%	5/6/2027	$556,225	552,589	556,225	0.20%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.90%	9.22%	5/6/2027	$76,086	(475)	-	—	F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.09%	5/3/2027	$3,325,794	3,296,994	3,309,165	1.18%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.09%	5/3/2027	$244,561	242,892	243,338	0.09%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.38%	10/2/2028	$800,332	798,499	762,716	0.26%	F
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$223,044	(3,317)	(3,346)	—	E/F
MRO Parent Corporation	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$223,044	(3,318)	(3,346)	—	E/F
MRO Parent Corporation	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$2,565,011	2,528,324	2,526,536	0.90%	F
								7,412,188	7,391,288	2.63%
Hotels, Restaurants & Leisure
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2031	$371,129	(5,452)	(5,567)	—	E/F
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2030	$247,419	(3,624)	(3,711)	—	E/F
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.33%	5/16/2031	$1,298,951	1,282,497	1,279,467	0.45%	F
								1,273,421	1,270,189	0.45%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.56%	11/9/2029	$2,058,812	2,021,528	2,079,400	0.74%	F

Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	4.75%	9.01%	8/31/2029	$2,670,951	2,627,934	2,670,951	0.95%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	9.08%	8/31/2028	$273,736	18,934	22,811	0.01%	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$1,965,005	1,949,297	1,965,005	0.70%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$2,790,931	(87,933)	-	—	E/F
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$350,658	(1,753)	(3,507)	—	E/F
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$116,886	(1,168)	(1,169)	—	E/F
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.29%	7/1/2032	$1,402,632	1,388,606	1,388,605	0.49%	F
								5,893,917	6,042,696	2.15%
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	10.14%	14.44%	10/25/2029	$2,853,861	2,598,911	-	—	F/J
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	8/24/2030	$1,120,695	(10,928)	(8,868)	—	E/F
Civicplus LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.83%	8/23/2030	$218,129	(1,633)	(1,740)	—	E/F
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	8/24/2030	$3,177,826	3,153,499	3,152,470	1.12%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$563,129	179,492	187,710	0.07%	F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$4,140,263	4,061,113	4,213,177	1.50%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash +3.25% PIK	10.94%	8/29/2029	$2,295,440	$2,273,286	$2,318,395	0.82%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash +3.25% PIK	10.94%	8/29/2029	$843,938	839,877	852,377	0.30%	F
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.53%	7/27/2028	$94,668	93,685	95,970	0.03%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	11.29%	7/27/2028	$249,393	234,165	209,560	0.07%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.26%	11.54%	7/27/2028	$613,383	580,911	290,437	0.10%
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 5.50% PIK	11.54%	7/27/2028	$1,747,204	1,495,256	430,983	0.15%	J
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.03%	2/1/2029	$1,450,838	1,426,534	1,465,130	0.53%	F
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.53%	2/1/2029	$1,120,877	1,098,459	1,124,136	0.41%	F
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.03%	2/1/2029	$181,355	(2,734)	-	—	E/F
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.83%	8/22/2029	$86,293	-	-	—	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.83%	8/22/2029	$123,281	121,593	123,281	0.04%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.83%	8/22/2029	$69,838	69,838	69,838	0.02%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	11.83%	8/22/2029	$200,494	197,968	200,494	0.07%	F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.51%	12/1/2027	$1,618,851	1,605,325	1,055,491	0.37%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.51%	12/1/2027	$249,926	247,657	162,952	0.06%	F
								20,262,274	15,941,793	5.66%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$369,286	(7,105)	(4,801)	—	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$3,545,144	3,472,817	3,499,057	1.24%	F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.18%	2/4/2029	$763,206	760,553	677,346	0.24%
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$166,667	(1,667)	(2,667)	—	E/F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$111,111	(2,222)	(1,778)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$722,222	707,778	710,667	0.25%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.71%	5/13/2030	$388,509	(6,814)	(9,324)	—	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.71%	5/13/2030	$3,885,090	3,807,195	3,791,848	1.35%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/29/2028	$2,176,838	2,127,941	2,057,112	0.73%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/30/2027	$82,677	(1,251)	(4,547)	—	E/F
								10,857,225	10,712,913	3.81%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$938,356	917,382	947,740	0.34%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.41%	12/21/2028	$69,061	67,581	69,752	0.02%	F
Alcami Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$128,322	(2,638)	-	—	F
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/18/2029	$750,000	43,281	42,500	0.02%	F
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$250,000	247,711	247,500	0.08%	F
								1,273,317	1,307,492	0.46%
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	4.90%	9.18%	10/1/2029	$74,263	(650)	-	—	E/F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.18%	10/1/2029	$804,134	797,856	804,134	0.29%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.18%	10/1/2029	$669,568	655,740	669,810	0.24%	F
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(Q)	0.00%	7.26%	11.59%	10/19/2026	$130,856	127,849	70,662	0.03%
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	1.00% Cash + 5.50% PIK	10.07%	3/31/2029	$189,908	75,963	75,963	0.03%	F
Streamland Media Midco LLC	First Lien Rollup Term Loan	SOFR(Q)	1.00%	1.00% Cash + 5.50% PIK	10.06%	3/31/2029	$45,315	45,315	45,315	0.02%	F
Streamland Media Midco LLC	First Out Term Loan	SOFR(M)	1.00%	1.00% Cash + 5.50% PIK	10.06%	3/31/2029	$1,301,219	1,301,219	1,301,219	0.44%	F
Streamland Media Midco LLC	Last Out Term Loan	SOFR(M)	0.00%	1.00% Cash + 6.50% PIK	11.06%	3/31/2029	$1,219,493	1,219,493	1,219,493	0.43%	F
Terraboost Media Operating Company, LLC	First Lien Term Loan	Fixed	0.00%	4.00% Cash + 6.00% PIK	10.00%	8/23/2026	$1,391,934	1,384,498	1,366,879	0.49%	F
								5,607,283	5,553,475	1.97%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.06%	10/2/2029	$1,028,282	$1,003,996	$1,027,254	0.36%	F

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.10%	10.43%	11/30/2029	$266,026	209,456	128,616	0.05%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$191,859	186,441	131,418	0.05%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien 2nd Incremental Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$237,943	233,975	162,984	0.06%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Participation Tranche 1 Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$2,108,101	2,091,817	1,443,988	0.50%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$601,607	596,707	412,084	0.15%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$1,342,508	1,326,536	919,579	0.33%	F/J
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.45%	12/19/2025	$1,153,545	1,153,545	1,151,530	0.41%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.86%	12/23/2026	$1,443,349	1,424,944	1,441,811	0.51%	F
								7,223,421	5,792,010	2.06%
Professional Services
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$28,846	(167)	(663)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$11,538	(133)	(265)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$59,466	58,797	58,099	0.02%	F
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.30%	10/24/2029	$808,090	793,855	799,188	0.28%	F
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	10.21%	10/24/2029	$80,808	14,764	15,273	0.01%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$411,423	405,472	408,192	0.15%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$373,218	369,155	370,287	0.13%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$315,997	311,743	313,515	0.11%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$905,807	895,721	898,694	0.32%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$190,576	31,187	31,664	0.01%	F
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$1,301,093	(6,277)	(6,505)	—	E/F
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$433,698	(4,186)	(2,168)	—	E/F
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.26%	4/15/2031	$4,120,127	4,080,250	4,099,526	1.46%	F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$161,290	(1,613)	-	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$96,774	(1,935)	-	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$732,661	718,008	732,661	0.26%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.03%	8/18/2028	$4,724,035	4,679,570	4,607,634	1.64%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.03%	8/18/2028	$418,208	58,827	52,427	0.02%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$738,246	738,012	717,649	0.24%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$328,109	328,080	318,955	0.11%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$656,219	656,039	637,911	0.23%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$508,553	508,337	494,365	0.18%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$1,481,956	1,482,564	1,440,609	0.51%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$2,214,739	2,214,051	2,152,948	0.76%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	10.18%	9/30/2027	$1,416,619	1,410,211	1,408,024	0.50%	F
								19,740,332	19,548,020	6.94%
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$214,286	(4,286)	(239)	—	E/F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$785,714	770,000	784,837	0.28%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.94%	3/21/2027	$1,847,720	1,831,394	1,835,484	0.65%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.69%	3/2/2026	$2,800,000	2,800,000	2,786,000	0.99%	C/F
								5,397,108	5,406,082	1.92%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Road & Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$516,650	$514,385	$512,517	0.18%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$1,000,000	996,955	992,000	0.35%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$483,350	481,064	479,483	0.17%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$3,000,000	2,987,254	2,976,000	1.06%	F/I
								4,979,658	4,960,000	1.76%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	10.73%	12/29/2027	$705,955	698,968	494,168	0.17%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	12.50%	12/29/2026	$268,108	254,258	185,310	0.07%	F
								953,226	679,478	0.24%
Software
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$538,525	(5,385)	(4,545)	—	E/F
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$2,692,626	2,670,234	2,669,900	0.95%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	9.80%	4/13/2029	$1,841,155	1,828,138	1,842,996	0.65%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	9.80%	4/13/2029	$121,888	45,669	46,724	0.02%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$405,340	(7,146)	-	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$4,111,310	4,032,583	4,152,423	1.48%	F
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.07%	5/30/2029	$489,730	484,997	486,791	0.17%	F/I
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.08%	5/30/2029	$1,000,000	990,000	990,000	0.35%	F/I
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.33%	6/12/2030	$294,118	31,863	38,922	0.01%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$698,824	681,353	698,125	0.25%	F
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$50,963	19,454	18,740	0.01%	F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$89,724	10,111	9,511	—	F
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$412,728	407,269	406,950	0.14%	F
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.42%	8/27/2030	$35,889	(464)	(502)	—	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$1,505,550	(15,047)	(15,056)	(0.01)%	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$552,770	-	-	—	F
Dragos, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$2,258,325	2,235,747	2,235,742	0.79%	F
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.33%	3/30/2029	$224,240	(3,541)	-	—	E/F
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.33%	3/30/2029	$2,679,455	2,631,162	2,679,455	0.95%	F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$221,360	219,469	220,032	0.08%	F
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$198,790	(1,693)	(1,193)	—	E/F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$2,152,968	2,134,583	2,140,050	0.76%	F
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	5.50%	9.84%	6/30/2029	$1,826,734	-	(18,267)	(0.01)%	E/F
Flexport Capital, LLC	First Lien Term Loan	SOFR(Q)	2.00%	5.50%	9.84%	6/30/2029	$2,388,806	2,364,922	2,364,918	0.84%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.32%	5/22/2029	$421,160	78,663	80,863	0.03%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$3,714,737	3,663,021	3,685,019	1.31%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$430,157	(6,139)	(5,162)	—	E/F
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$430,157	39,431	40,722	0.01%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$2,007,400	1,981,095	1,983,311	0.70%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,991,902	1,969,782	1,963,731	0.70%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,338,716	1,312,569	1,319,783	0.47%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,540,627	1,532,163	1,518,839	0.54%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	12.50%	7/9/2029	$318,422	123,659	122,866	0.04%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.58%	9/26/2030	$531,371	$(6,980)	$(7,971)	—	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.58%	9/26/2030	$4,088,445	4,034,379	4,027,119	1.43%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash +3.50% PIK	10.94%	10/23/2027	$775,283	772,501	758,471	0.27%	F
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	11.20%	12/17/2027	$193,337	193,832	186,090	0.07%	F
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	11.22%	12/17/2027	$566,111	551,968	544,892	0.19%	F
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	11.20%	12/17/2027	$3,041,728	3,013,516	2,927,717	1.04%	F
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	11.22%	12/17/2027	$257,988	248,244	240,790	0.09%	F
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash +3.13% PIK	10.05%	5/2/2029	$832,159	(4,038)	(8,154)	—	E/F
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash +3.13% PIK	10.05%	5/2/2029	$2,605,010	2,579,808	2,579,486	0.92%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.80%	8/5/2028	$2,796,125	2,752,535	2,753,646	0.98%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	2.87% Cash +3.63% PIK	10.83%	3/1/2028	$2,514,169	2,490,349	2,495,319	0.88%	F
Lightspeed Solutions, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	2.87% Cash +3.63% PIK	10.83%	3/1/2028	$553,102	545,703	548,955	0.20%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	2.87% Cash +3.63% PIK	10.83%	3/1/2028	$165,823	164,343	164,580	0.06%	F
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$101,496	(1,157)	(1,206)	—	E/F
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$811,966	802,978	802,320	0.29%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(M)	1.00%	7.50%	11.93%	9/15/2026	$746,251	744,205	738,950	0.26%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.72%	4/28/2028	$650,015	643,515	653,265	0.23%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.72%	4/28/2028	$433,343	429,010	435,510	0.15%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.68%	4/28/2028	$86,669	16,467	17,334	0.01%	F/I
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.00%	4.75%	9.05%	2/18/2029	$122,379	50,925	51,591	0.01%	F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.00%	4.75%	9.05%	2/18/2029	$2,202,814	2,178,176	2,191,580	0.78%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	2/18/2029	$244,757	(2,187)	(1,248)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.95%	6/30/2027	$204,439	(1,481)	(1,275)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.95%	6/30/2028	$3,422,836	3,392,520	3,392,426	1.21%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.83%	7/25/2029	$274,870	72,740	74,379	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.83%	7/25/2029	$3,519,716	3,440,670	3,466,505	1.23%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$735,261	217,381	230,334	0.08%	F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$302,992	(4,408)	-	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$2,997,948	2,953,562	2,997,948	1.07%	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.43%	12/21/2027	$2,628,576	2,605,692	2,520,804	0.90%	F/I
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.43%	12/21/2027	$481,293	477,704	461,560	0.16%	F/I
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.43%	12/21/2027	$222,222	(1,843)	(9,111)	—	E/F/I
								66,799,151	66,904,294	23.77%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	10.63%	7/2/2026	$2,554,551	2,543,402	2,554,551	0.91%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.85%	10.18%	12/28/2028	$523,028	517,125	520,023	0.18%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.85%	10.18%	12/28/2027	$124,734	65,120	65,808	0.03%	F
								3,125,647	3,140,382	1.12%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.05%	6/11/2029	$4,584,884	4,529,276	4,516,361	1.60%	B/F

Total Debt Investments - 85.01% of Net Assets								252,011,354	237,132,823	84.24%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Spread	Total Coupon	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Construction & Engineering
Homerenew Buyer, Inc. (Renovo)	Class C-1 Common Units				3,805	$-	$-	—	F/G/H
Homerenew Buyer, Inc. (Renovo)	Class B-1 Preferred Units				2,432	-	-	—	F/G/H
Homerenew Buyer, Inc. (Renovo)	Class A Preferred Units				1,513	540,831	320,510	0.11%	F/G/H
						540,831	320,510	0.11%
Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	61	-	-	—	B/F/G/H
Razor US LP	Class A Preferred Units	3.00%	3.00%	-	2,728,395	2,708,159	-	—	F/G/H
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			12/23/2029	19	-	-	—	B/F/G/H
Razor US LP	Common Units			-	27,283	-	-	—	F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Common Shares			-	55,170	640	-	—	B/F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Preferred Units			-	3,794,992	1,180,243	1,180,353	0.43%	B/F/G/H
						3,889,042	1,180,353	0.43%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares			-	271	27,200	30,237	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	2,394	-	2,022	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	299	-	10	—	B/F/G/H
						27,200	32,269	0.01%
Healthcare Providers and Services
INH Buyer, Inc. (IMA Health)	A1 Preferred Stock			-	1,988,983	-	-	—	F/G/H
INH Buyer, Inc. (IMA Health)	Preferred Stock			-	2	-	-	—	F/G/H
						-	-	0.00%
Internet Software & Services
Igloo Parent Holdings LLC (InMoment)	Common Units				23	1,833,229	1,842,264	0.66%	C/F/G/H
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	12,349	-	-	—	F/G/H
Pluralsight, Inc.	Common Stock			-	60,932	170,000	10,968	—	F/G/H
						2,003,229	1,853,232	0.66%
Media
Streamland Media Holdings LLC	Common Units			-	11,902	607,359	573,051	0.20%	F/G/H

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock			-	624	-	-	—	F/G/H

Professional Services
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock			-	1,702	-	78,158	0.03%	B/F/G/H
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock			-	25,523	320,915	1,349,181	0.48%	B/F/G/H
						320,915	1,427,339	0.51%
Road & Rail
Motive Technologies, Inc (Keep Trucking)	Warrants to Purchase Common Stock			11/27/2034	75,000	75,000	68,303	0.02%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	1,122	-	224	—	F/G/H

Total Equity Securities - 1.96% of Net Assets						7,463,576	5,455,281	1.94%

Total Investments - 86.96% of Net Assets						259,474,930	242,588,104	86.18%

Cash and Cash Equivalents - 13.95% of Net Assets							38,901,253	13.82%

Total Cash and Investments - 100.91% of Net Assets							281,489,357	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $46,822,411 and $28,214,163 respectively, for the six months ended June 30, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2025 was $242,588,104 or 86.2% of total cash and investments of the Company. As of June 30, 2025, approximately 9.8% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2025

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

June 30, 2025

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

At June 30, 2025, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$4,615,901	$—	4,615,901
3	Independent third-party valuation sources that employ significant unobservable inputs	232,516,925	5,455,054	237,971,979
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$237,132,826	$5,455,278	$242,588,104

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$203,739,191	Income approach	Discount rate	8.4% - 14.4% (10.5%)
	9,075,688	Market comparable companies	Revenue multiples	0.2x - 1.4x (0.6x)
	12,383,680	Market quotations	Indicative bid/ask quotes	1(1)
	7,318,366	Market comparable companies	EBITDA multiples	4.0x - 14.0x (9.4x)
Equity	68,301	Income approach	Discount rate	0.0% - 0.0% (0.0%)
	2,331,867	Market comparable companies	Revenue multiples	0.2x - 1.4x (0.6x)
	3,022,617	Market comparable companies	EBITDA multiples	4.0x - 18.0x (12.5x)
	32,493	Option Pricing Model	EBITDA/Revenue multiples	3.1x - 7.3x (3.1x)
			Implied volatility	45.0% - 60.0% (45.1%)
			Term	1.0 year - 2.0 years (2.0 years)
$237,972,203

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$212,583,999	$2,135,108	$214,719,107
Net realized and unrealized gains (losses)	(3,506,141)	(309,997)	(3,816,138)
Acquisitions (1)	31,359,237	3,795,100	35,154,337
Dispositions	(7,920,170)	(165,157)	(8,085,327)
Ending balance	$232,516,925	$5,455,054	$237,971,979
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,120,737)	$(309,997)	$(2,430,734)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Ending balance	$—	$224	$224

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$-	$-

Changes in investments categorized as Level 3 during the six months ended June 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$223,632,250	$117,002	$223,749,252
Net realized and unrealized gains (losses)	(6,484,747)	779,835	(5,704,912)
Acquisitions (1)	42,980,354	4,723,377	47,703,731
Dispositions	(27,610,932)	(165,160)	(27,776,092)
Ending balance	$232,516,925	$5,455,054	$237,971,979

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(4,181,046)	$779,835	$(3,401,211)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

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

June 30, 2025

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

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2025, included in cash and cash equivalents was $36.9 million (13.2% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.16%. At December 31, 2024, included in cash and cash equivalents was $20.6 million (7.9% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%. There was no restricted cash at June 30, 2025 or December 31, 2024.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2025 and December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at June 30, 2025 and December 31, 2024.

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

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2024, the Company incurred $71,685 in organizational expenses. During the six months ended June 30, 2025, the Company did not incur any additional organizational expenses. From November 30, 2020 through June 30, 2025, the Company had incurred a total of $267,621 in offering costs, all of which has been charged to paid-in capital. The Company will not bear more than $1.0 million for organization and offering costs.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the company as of June 30, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

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

June 30, 2025

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

Incentive fee is only incurred to the extent the Company’s cumulative total return (after incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. Incentive fee is computed as the difference between incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of June 30, 2025, the Company’s cumulative performance did not exceed the total return hurdle, and as such, no incentive compensation was accrued for the three months ended June 30, 2025. For the six months ended June 30, 2025, $0.4 million out of the potential $1.5 million incentive fees was earned. As of June 30, 2024, the Company's cumulative performance exceeded the total return hurdle, and as such the incentive fee for the three and six months ended June 30, 2024 were $0.9 million and $1.8 million respectively.

There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the six months ended June 30, 2025. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured promissory notes with a principal amount of $110,000 maturing on December 31, 2050. Prior to being repaid and terminated on June 14, 2024, debt included a $75.0 million Capital Call Facility. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, the estimated fair value of the outstanding debt approximated its carrying value.

On December 11, 2020, the Company issued to each of 110 separate investors an unsecured promissory note with a principal amount of $1,000, at par. The Company pays interest on the unpaid principal amount of the notes at a rate of 12.00% per annum payable semi-annually in arrears. The notes mature on December 31, 2050.

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75.0 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 15, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than fifty percent (50%). On June 14, 2024, the Capital Call Facility was fully paid down and terminated. At June 30, 2025 and December 31, 2024, there was no debt outstanding under the Capital Call Facility after the final paydown and termination effective June 14, 2024.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

4. Debt (Continued)

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2025	2024
Interest expense	$6,600	$787,629
Amortization of deferred debt issuance costs	268	71,178
Commitment fees	—	20,957
Total	$6,868	$879,764

Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, the estimated fair value of the outstanding debt approximated their carrying values.

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

June 30, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	$573,500	$682,738
Accordion Partners LLC	11/15/2031	455,159	455,159
Accuserve Solutions, Inc.	3/15/2030	228,561	263,724
Alcami Corporation	12/21/2028	128,322	118,698
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	46,318	—
AlphaSense, Inc.	6/27/2029	538,525	538,525
Alpine Acquisition Corp II (48Forty)	11/30/2029	53,604	151,635
AmeriLife Holdings, LLC	8/31/2028	250,925	273,736
Applause App Quality, Inc.	10/24/2029	64,646	80,808
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2029	75,165	75,165
Avalara, Inc.	10/19/2028	—	454,858
Beekeeper Buyer Inc. (Archway)	6/30/2031	300,649	—
Bluefin Holding, LLC (Allvue)	9/12/2029	405,340	405,340
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	—	90,333
Brown & Settle, Inc.	5/16/2030	152,758	—
CBI-Gator Acquisition, LLC	10/25/2027	9,405	9,405
Cherry Bekaert Advisory, LLC	6/30/2028	—	46,865
Cherry Bekaert Advisory, LLC	6/30/2028	157,416	190,576
Chronicle Parent LLC (Lexitas)	4/15/2031	1,301,093	—
Chronicle Parent LLC (Lexitas)	4/15/2031	433,698	—
Civic Plus, LLC	8/25/2027	—	92,051
Civicplus LLC	8/24/2030	1,120,695	—
Civicplus LLC	8/23/2030	218,129	—
Clever Devices Ltd.	6/12/2030	254,902	176,471
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	214,286	214,286
Crewline Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	224,240	224,240
DNAnexus, Inc	12/18/2029	700,000	700,000
Douglas Holdings, Inc (Docupace)	8/27/2030	—	98,696
Douglas Holdings, Inc (Docupace)	8/27/2030	78,957	89,724
Douglas Holdings, Inc (Docupace)	8/27/2030	31,509	42,996
Douglas Holdings, Inc (Docupace)	8/27/2030	35,889	35,889
Dragos, Inc.	6/30/2030	1,505,550	—
Dragos, Inc.	6/30/2030	552,770	—
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	350,658	—
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	116,886	—
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	375,420	563,129
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	355	84,573
ESO Solutions, Inc.	5/3/2027	—	73,368
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	167,278	—
FirstUp, Inc	7/13/2027	198,790	—
Flexport Capital, LLC	6/30/2029	1,826,734	—
Foreside Financial Group, LLC	9/1/2027	28,325	38,277
Fusion Holding Corp. (Finalsite)	9/15/2027	25,566	340,879
Fusion Risk Management, Inc.	5/22/2029	336,928	421,160
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	430,157	—
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	384,274	—
GTY Technology Holdings Inc.	7/9/2029	—	928,207
GTY Technology Holdings Inc.	7/9/2029	191,053	318,422
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	531,371	531,371
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	161,290	161,290
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	96,774	96,774
ICIMS, Inc.	8/18/2028	355,477	334,567
INH Buyer, Inc.	3/2/2026	141,302	—
Integrate.com, Inc.	12/17/2027	7,528	7,528
Integrity Marketing Acquisition, LLC	8/25/2028	2,790,931	2,880,792
Intercept Bidco, Inc.	6/3/2030	166,667	166,667
Intercept Bidco, Inc.	6/3/2030	111,111	111,111
IQN Holding Corporation (Beeline)	5/2/2029	832,159	—
JF Acquisition, LLC (JF Petroleum)	6/18/2030	1,005,296	—
JF Acquisition, LLC (JF Petroleum)	6/18/2030	376,986	—
Kaseya, Inc.	6/25/2029	—	156,818
Kaseya, Inc.	6/25/2029	—	158,083
Kid Distro Holdings, LLC	10/1/2029	74,263	74,263
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	28,846	28,846

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	June 30, 2025	December 31, 2024
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	11,538	11,538
Lightspeed Solutions, LLC	3/1/2028	—	—
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,523	123,523
Logicmonitor, Inc	11/19/2031	101,496	101,496
Madison Logic Holdings, Inc.	12/30/2027	82,677	82,677
Majco LLC (Big Brand Tire)	5/17/2032	2,993,415	—
Modigent, LLC (Pueblo)	8/23/2027	176,902	42,014
MRO Parent Corporation	6/9/2032	223,044	—
MRO Parent Corporation	6/9/2032	223,044	—
Oak Purchaser, Inc. (DaySmart)	4/28/2028	69,335	86,669
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	181,355	181,355
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	—	99,374
PlayPower, Inc	8/28/2030	395,397	395,397
Pluralsight, Inc.	8/22/2029	86,293	86,293
PMA Parent Holdings, LLC	1/31/2031	564,581	564,581
Rialto Management Group, LLC	12/5/2030	17,241	17,241
Sailpoint Technologies Holdings, Inc.	8/16/2028	—	132,507
SellerX Germany GMBH & Co. KG (Germany)	6/18/2029	287,744	—
SellerX Germany GmbH (Germany)	11/22/2029	—	105,633
SellerX Germany GmbH (Germany)	10/28/2026	42,253	42,253
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	—	197,187
Serrano Parent, LLC (Sumo Logic)	5/13/2030	388,509	388,509
Smarsh, Inc.	2/18/2029	70,164	—
Smarsh, Inc.	2/18/2029	244,757	244,757
Smarsh, Inc.	2/18/2029	—	73,427
Spark Buyer, LLC (Sparkstone)	10/15/2031	224,138	224,138
Spark Buyer, LLC (Sparkstone)	10/15/2031	100,862	112,069
Stonebridge Companies, LLC	5/16/2031	371,129	—
Stonebridge Companies, LLC	5/16/2030	247,419	—
Streamland Media Midco LLC	3/31/2029	113,945	—
Supergoop, LLC	12/28/2027	58,209	124,734
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	204,439	204,439
Titan Home Improvement, LLC (Renuity)	5/31/2030	139,535	139,535
Titan Home Improvement, LLC (Renuity)	5/31/2030	116,279	116,279
Trintech, Inc.	7/25/2029	196,336	196,336
Vortex Companies, LLC	9/4/2029	462,973	—
Vortex Companies, LLC	9/4/2029	157,822	174,407
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	265,685	265,685
Zendesk Inc.	11/22/2028	504,927	735,838
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	222,222	222,222

Total Unfunded Balances		$31,641,988	$19,228,521

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2025 and December 31, 2024, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2025 and 2024, $0.1 million and $0.2 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of June 30, 2025, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of June 30, 2025, $301.0 million (100.0% of total commitments) had been called. During the six months ended June 30, 2025, the Company issued 2,091,875 shares, with an average purchase price of $9.58 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the six months ended June 30, 2025 and 2024.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
				$0.20	$5,719,130

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
				$0.23	$6,327,144

8. Subsequent Events

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “Acquisition”). In connection with the Acquisition, certain senior personnel of HPS joined the Adviser’s investment committee for the Company’s portfolio as voting members. As of July 1, 2025, the voting members of the Adviser’s investment committee for the Company are Philip Tseng, Jason Mehring, Dan Worrell, Christian Donohue, Vikas Keswani, Michael Fenstermacher, and Grishma Parekh.

On August 7, 2025, the Company’s Board of Directors declared a third quarter dividend in the amount of $5,886,188, payable on September 30, 2025 to stockholders of record as of the close of business on September 16, 2025.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

9. Financial Highlights

The financial highlights below show the Company's results of operations for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024
Per Common Share
Per share NAV at beginning of period	$9.57	$10.06

Investment operations: (1)
Net investment income	0.42	0.52
Net realized and unrealized gain (loss)	(0.23)	(0.25)
Total from investment operations	0.19	0.27
Dividends to common shareholders	(0.20)	(0.23)
Per share NAV at end of period	$9.56	$10.10

Total return based on net asset value: (2)	2.0%	2.7%

Shares outstanding at end of period	29,173,775	27,081,900
Ratios to average net asset value: (3)
Net investment income (4)	9.0%	10.8%
Expenses before incentive fee (5)	1.3%	2.3%
Expenses and incentive fee (6)	1.5%	3.1%

Ending net asset value	$278,957,515	$273,458,587
Portfolio turnover rate	12.2%	4.5%
Weighted-average debt outstanding	$110,000	$20,423,187
Weighted-average interest rate on debt	12.0%	7.8%
Weighted-average number of shares of common stock	27,209,031	24,064,041
Weighted-average debt per share	$0.00	$0.85

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2025

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last four fiscal years and the period ended June 30, 2025.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of June 30, 2025 (Unaudited)	$110,000	$2,536,976	—	N/A
Fiscal Year 2024	110,000	2,358,200	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Capital Call Facility
As of June 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition) Common Stock	11/5/2024
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
Homerenew Buyer, Inc., Class A Preferred Units	4/14/2025
Homerenew Buyer, Inc., Class B-1 Preferred Units	4/14/2025
Homerenew Buyer, Inc., Class C-1 Common Units	4/14/2025
Igloo Parent Holdings LLC , Common Units	5/9/2025
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
INH Buyer, Inc. (IMA Health), A1 Preferred Stock	12/16/2024
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/11/2025
Motive Technologies, Inc., a Delaware corporation purchase Warrants	11/27/2024
Pluralsight, Inc., Common Stock	8/22/2024
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/30/2021
Razor US LP, Class A Preferred Units	12/23/2022
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
SellerX Germany GMBH & CO. KG (Germany), Common Shares	6/27/2025
SellerX Germany GMBH & CO. KG (Germany), Preferred Non Convertible Shares Series Z	6/27/2025
Streamland Media LLC., Common Units	3/31/2025
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Series X Shares	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
Pluralsight, Inc., Common Stock	8/22/2024
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2025, 90.2% of our total assets were invested in qualifying assets.

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

As of June 30, 2025, none of our investments were categorized as Level 1, 1.9% were categorized as Level 2 and 98.1% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended June 30, 2025, we invested approximately $34.9 million, comprised of investments in 11 new and 3 existing portfolio companies. Of these investments, $34.8 million, or 99.8% of total acquisitions, were in senior secured loans. The remaining $0.1 million, or 0.2% of total acquisitions, was comprised of one new equity investment. Additionally, we received approximately $8.2 million in proceeds from sales or repayments of investments during the three months ended June 30, 2025.

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

During the six months ended June 30, 2025, we invested approximately $46.8 million, comprised of investments in 14 new and 12 existing portfolio companies. Of these investments, $45.8 million, or 97.9% of total acquisitions, were in senior secured loans. The remaining $1.0 million, or 2.1% of total acquisitions, was comprised of two new equity investments. Additionally, we received approximately $28.2 million in proceeds from sales or repayments of investments during the six months ended June 30, 2025.

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

At June 30, 2025, our investment portfolio of $242.6 million (at fair value) consisted of 117 portfolio companies and was invested 97.8% in senior secured loans and 2.2% in equity investments. Our average portfolio company investment at fair value was approximately $2.1 million. Our largest portfolio company investment by value was approximately 2.0% of our portfolio and our five largest portfolio company investments by value comprised approximately 9.5% of our portfolio at June 30, 2025.

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

The industry composition of our portfolio at fair value at June 30, 2025 was as follows:

Industry	Percent of Total Investments
Software	27.6%
Diversified Financial Services	9.1%
Professional Services	8.6%
Internet Software and Services	7.3%
Construction and Engineering	6.7%
Diversified Consumer Services	4.6%
IT Services	4.4%
Health Care Technology	3.0%
Media	2.8%
Insurance	2.5%
Paper and Forest Products	2.4%
Healthcare Providers and Services	2.3%
Real Estate Management and Development	2.2%
Road and Rail	2.1%
Commercial Services and Supplies	2.0%
Consumer Finance	1.9%
Wireless Telecommunication Services	1.9%
Capital Markets	1.6%
Specialty Retail	1.3%
Construction Materials	1.2%
Other	4.5%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 11.0% at June 30, 2025 and 11.6% at December 31, 2024, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.3% at June 30, 2025 and 11.0% at December 31, 2024. At June 30, 2025, 99.9% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.1% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.9% at June 30, 2025. Debt investments in 7 portfolio companies were on non-accrual status as of June 30, 2025, representing 2.9% of the portfolio at fair value and 9.1% at cost. At December 31, 2024, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1% at December 31, 2024. Debt investment in 7 portfolio companies were on non-accrual status as of December 31, 2024, representing 5.0% of the portfolio at fair value and 10.6% at cost.

Results of operations

Investment income

Investment income totaled $6.7 million and $8.4 million, respectively, for the three months ended June 30, 2025 and 2024, of which $6.2 million and $8.0 million were attributable to interest and fees on our debt investments, as well as PIK income of $0.5 million and $0.4 million, respectively. The decrease in investment income in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Investment income totaled $13.8 million and $17.1 million, respectively, for the six months ended June 30, 2025 and 2024, of which $12.6 million and $16.1 million were attributable to interest and fees on our debt investments, as well as PIK income of $1.2 million and $1.0 million, respectively. The decrease in investment income in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Expenses

Total operating expenses for the three months ended June 30, 2025 and 2024 were $0.8 million and $2.3 million, respectively, comprised of $0.5 million and $0.6 million in management fees, $0.1 million and $0.1 million in professional fees, $0.1 million and $0.1 million in administrative expenses, $0.0 million and $0.4 million in interest and other debt expenses, $0.0 million and $0.9 million in incentive fees earned, and $0.1 million and $0.2 million in other expenses, respectively. The decrease in expenses in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily reflects the impact of incentive fees as well as the decrease in debt related expenses due to the wind-down, maturity, and subsequent termination of the Capital Call Facility.

Total operating expenses for the six months ended June 30, 2025 and 2024 were $2.2 million and $4.7 million, respectively, comprised of $1.0 million and $1.2 million in management fees, $0.4 million and $1.8 million in incentive fees earned, $0.3 million and $0.3 million in professional fees, $0.2 million and $0.2 million in administrative expenses, $0.0 million and $0.9 million in interest and other debt expenses, and $0.3 million and $0.3 million in other expenses, respectively. The decrease in expenses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily reflects the impact of incentive fees as well as the decrease in debt related expenses due to the wind-down, maturity, and subsequent termination of the Capital Call Facility.

Net investment income (loss)

Net investment income was $5.9 million and $6.1 million respectively, for the three months ended June 30, 2025 and 2024. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Net investment income was $11.6 million and $12.5 million respectively, for the six months ended June 30, 2025 and 2024. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2025 and 2024 was ($7.6) million and $0.0 million, respectively. Net realized losses for the three months ended June 30, 2025 was comprised primarily of $3.1 million, $2.8 million, and $1.9 million in losses from the restructuring of our investments in Homerenew Buyer, InMoment, and Seller-X, respectively.

Net realized gain (loss) for the six months ended June 30, 2025 and 2024 was ($9.1) million and $0.0 million, respectively. Net realized losses for the six months ended June 30, 2025 was comprised primarily of $3.1 million, $2.9 million, $1.9 million and $1.3 million in losses from the restructuring of our investments in Homerenew Buyer, InMoment, Seller-X, and Streamland, respectively.

For the three months ended June 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $3.6 million and ($4.6) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2025 was primarily reflects $2.7 million, $1.9 million, and $1.6 million reversals of previously recognized unrealized losses from the restructuring of our investments in Homerenew Buyer, InMoment, and Seller-X, respectively, partially offset by a $0.6 million unrealized loss on our investment in INH, a $0.6 million unrealized loss on our investment in Brook & Whittle, and a $0.6 million unrealized loss on our investment in Alpine. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2024 was primarily driven by $(2.4) million in unrealized depreciation on SellerX, $(0.8) million in unrealized depreciation on INH Buyer, Inc. (IMS Health), and $(0.5) million in unrealized depreciation in HomeRenew Buyer, Inc. (Renuity), partially offset by $0.2 million in unrealized appreciation from our investment in e-Discovery AcquireCo, LLC.

For the six months ended June 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $2.8 million and $(6.8) million, respectively. The change in net realized appreciation (depreciation) for the three months ended June 30, 2025 was primarily reflects $2.5 million, $1.6 million, $1.3 million and $1.3 million reversals of previously recognized unrealized losses from the restructuring of our investments in Homerenew Buyer, InMoment, Seller-X, and Streamland, respectively, partially offset by a $1.6 million unrealized loss on our investment in Razor, $1.0 million unrealized loss on our investment in INH, a $0.9 million unrealized loss on our investment in Alpine, and a $0.8 million unrealized loss on our investment in Brook & Whittle. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2024 was primarily driven by $(2.5) million in unrealized depreciation on SellerX, and $(1.1) million in unrealized depreciation in INH Buyer, Inc. (IMS Health), and $(1.0) million in unrealized depreciation on Razor Group, and $(1.1) million in unrealized depreciation in Astra Acquisition Corp., and $(0.9) million in unrealized depreciation in HomeRenew Buyer, Inc. (Renuity), partially offset by $0.2 million in unrealized appreciation from our investment in e-Discovery AcquireCo, LLC (Reveal).

Incentive compensation

Incentive fees for the three months ended June 30, 2025 and 2024 were $0.0 million and $0.9 million, respectively. As of June 30, 2025, the Company’s cumulative performance did not exceed the total return threshold and as such no incentive fees were incurred. For the three months ended June 30, 2024, incentive fees were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three months ended June 30, 2025 and 2024.

Incentive fees for the six months ended June 30, 2025 and 2024 were $0.4 million and $1.8 million, respectively. For the six months ended June 30, 2025, $0.4 million out of the potential $1.5 million incentive fees was earned due the Company’s cumulative performance not fully exceeding the total return threshold. For the six months ended June 30, 2024, incentive fees were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the six months ended June 30, 2025 and 2024.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the three and six months ended June 30, 2025 and 2024.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $1.8 million and $1.6 million respectively, for the three months ended June 30, 2025 and 2024.

The net increase in net assets applicable to common stockholders resulting from operations was $5.3 million and $5.7 million respectively, for the six months ended June 30, 2025 and 2024.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Shares Issued	2,091,875	3,328,790
Average Price Per Share	$9.58	$10.54
Proceeds (1)	$20,048,825	$35,085,444

(1)
Net of offering costs of $17,841 and $31,222, respectively for the six months ended June 30, 2025 and 2024.

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

Total debt outstanding as of June 30, 2025 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2025, the Company’s asset coverage ratio was 253,698%.

Net cash used in operating activities during the six months ended June 30, 2025 was $3.8 million, consisting primarily of settlement of acquisitions of investments (net of dispositions) of $13.0 million, offset by net investment income (net of non-cash income and expenses) of approximately $9.2 million.

Net cash provided by financing activities during the six months ended June 30, 2025 was $14.3 million, consisting of $20.1 million in proceeds from shares of common stock sold, offset by $5.8 million in dividends paid to shareholders.

At June 30, 2025 we had $38.9 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the six months ended June 30, 2025 and 2024. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
				$0.20	$5,719,130

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
				$0.23	$6,327,144

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

Recent Developments

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “Acquisition”). In connection with the Acquisition, certain senior personnel of HPS joined the Adviser’s investment committee for the Company’s portfolio as voting members. As of July 1, 2025, the voting members of the Adviser’s investment committee for the Company are Philip Tseng, Jason Mehring, Dan Worrell, Christian Donohue, Vikas Keswani, Michael Fenstermacher, and Grishma Parekh.

On August 7, 2025, the Company’s Board of Directors declared a third quarter dividend in the amount of $5,886,188, payable on September 30, 2025 to stockholders of record as of the close of business on September 16, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2025, 99.9% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.9%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of June 30, 2025, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$7,942,505	$0.27
Up 200 basis points	5,295,004	0.18
Up 100 basis points	2,647,502	0.09
Down 100 basis points	(2,647,502)	(0.09)
Down 200 basis points	(5,288,227)	(0.18)
Down 300 basis points	(7,862,359)	(0.27)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2025, we are currently not a party to any pending material legal proceedings.

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

Tariffs may adversely affect us or our portfolio companies.

The current United States administration has threatened or imposed tariffs on certain imports from a number of countries, including China. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain or our portfolio companies or reduce demand for their products, which could affect the results of their operations, and may cause a general economic slowdown or recession. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us, our portfolio companies or the economy.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

Efforts by the Federal Reserve and other central banks globally to combat inflation and restore price stability, as well as other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S. and global economies make it difficult to predict whether and/or to what extent a recession will occur in the near future.

Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in the market price of our securities or net asset value;
•
inability of the Company to accurately or reliably value its portfolio;
•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our shareholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;
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

BlackRock Acquisition of HPS.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS LLC (the “BlackRock/HPS Transaction”). There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisers will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisers will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisers may not continue with the Advisers after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisers may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisers for an undetermined period. There can be no assurances that BlackRock or the Advisers will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisers. Some of the challenges presented by the integration of the businesses are outside of BlackRock’s control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management’s time and energy, which could materially affect BlackRock or the Advisers. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisers, including for the foregoing reasons, our operations and investment results may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

BlackRock Direct Lending Corp.

Date: August 7, 2025	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Chief Executive Officer

Date: August 7, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer