Form 10-Q
period 2025-09-30
BlackRock Direct Lending Corp.
filed 2025-11-07
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of November 7, 2025 was 29,173,775.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $238,933,323 and $248,984,601, respectively)	$230,574,789	$229,315,968
Total investments (cost of $238,933,323 and $248,984,601, respectively)	230,574,789	229,315,968

Cash and cash equivalents	46,511,713	28,380,210
Interest receivable	1,918,595	2,078,760
Receivable for investments sold	—	1,546,546
Deferred offering costs	—	17,841
Prepaid expenses and other assets	32,025	94,641
Total assets	279,037,122	261,433,966

Liabilities
Management fees payable	554,352	583,102
Reimbursements due to the Advisor	119,701	74,031
Debt (net of deferred issuance costs of $13,680 and $14,085, respectively)	96,320	95,915
Interest and debt related payables	3,300	—
Incentive fees payable (Note 3)	—	883,149
Payable for investments purchased	—	99,494
Accrued expenses and other liabilities	574,710	406,486
Total liabilities	1,348,383	2,142,177

Commitments and contingencies (Note 5)

Net assets	$277,688,739	$259,291,789

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 29,173,775 and 27,081,900 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$29,175	$27,083
Paid-in capital in excess of par	300,408,295	280,361,562
Distributable earnings (loss)	(22,748,731)	(21,096,856)
Total net assets	277,688,739	259,291,789
Total liabilities and net assets	$279,037,122	$261,433,966

Net assets per share	$9.52	$9.57

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment income	2025	2024	2025	2024
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$6,508,387	$8,087,028	$19,100,393	$24,230,756
PIK income:
Non-controlled, non-affiliated investments	517,440	522,814	1,681,390	1,491,034
Dividend income:
Non-controlled, non-affiliated investments	—	—	—	27,807
Other income:
Non-controlled, non-affiliated investments	—	923	—	3,329
Total investment income	7,025,827	8,610,765	20,781,783	25,752,926

Operating expenses
Management fees	554,351	592,948	1,568,033	1,758,543
Professional fees	111,173	137,934	402,400	438,177
Administrative expenses	97,589	99,764	273,388	305,290
Director fees	31,000	32,500	115,456	95,468
Custody and transfer agent fees	13,948	22,223	40,052	62,789
Insurance expense	9,690	6,877	23,258	23,394
Interest and other debt expenses	3,437	3,436	10,305	883,200
Incentive fees earned	—	952,486	398,079	2,732,859
Other operating expenses	168,986	95,193	309,839	323,191
Total operating expenses	990,174	1,943,361	3,140,810	6,622,911

Net investment income	6,035,653	6,667,404	17,640,973	19,130,015

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(9,946,534)	(1,537,800)	(18,997,630)	(1,497,629)
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	8,528,293	(148,076)	11,310,099	(6,964,507)
Net realized and unrealized gain (loss)	(1,418,241)	(1,685,876)	(7,687,531)	(8,462,136)

Net increase (decrease) in net assets from operations	$4,617,412	$4,981,528	$9,953,442	$10,667,879

Earnings per share (1)	$0.16	$0.19	$0.35	$0.46

Basic and diluted weighted average shares outstanding	29,173,775	27,081,900	27,871,142	25,077,337

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2024	27,081,900	$27,083	$280,361,562	$(21,096,856)	$259,291,789
Net investment income	—	—	—	5,719,130	5,719,130
Net realized and unrealized gain (loss)	—	—	—	(2,214,925)	(2,214,925)
Balance at March 31, 2025	27,081,900	$27,083	$280,361,562	$(17,592,651)	$262,795,994

Issuance of common stock	2,091,875	2,092	20,064,574	—	20,066,666
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,886,190	5,886,190
Net realized and unrealized gain (loss)	—	—	—	(4,054,364)	(4,054,364)
Dividends paid to common shareholders (1)	—	—	—	(5,719,130)	(5,719,130)
Balance at June 30, 2025	29,173,775	$29,175	$300,408,295	$(21,479,955)	$278,957,515

Net investment income	—	—	—	6,035,653	6,035,653
Net realized and unrealized gain (loss)	—	—	—	(1,418,241)	(1,418,241)
Dividends paid to common shareholders	—	—	—	(5,886,188)	(5,886,188)
Balance at September 30, 2025	29,173,775	$29,175	$300,408,295	$(22,748,731)	$277,688,739

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935
Net investment income	—	—	—	6,327,144	6,327,144
Net realized and unrealized gain (loss)	—	—	—	(2,206,453)	(2,206,453)
Balance at March 31, 2024	23,753,110	$23,754	$245,279,448	$(2,168,576)	$243,134,626

Issuance of common stock	3,328,790	3,329	35,113,338	—	35,116,667
Offering costs charged to paid-in capital	—	—	(31,222)	—	(31,222)
Net investment income	—	—	—	6,135,467	6,135,467
Net realized and unrealized gain (loss)	—	—	—	(4,569,807)	(4,569,807)
Dividends paid to common shareholders (1)	—	—	—	(6,327,144)	(6,327,144)
Balance at June 30, 2024	27,081,900	$27,083	$280,361,564	$(6,930,060)	$273,458,587

Net investment income	—	—	—	6,667,404	6,667,404
Net realized and unrealized gain (loss)	—	—	—	(1,685,876)	(1,685,876)
Dividends paid to common shareholders	—	—	—	(6,135,467)	(6,135,467)
Balance at September 30, 2024	27,081,900	$27,083	$280,361,564	$(8,083,999)	$272,304,648

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$9,953,442	$10,667,879
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	18,997,630	1,497,629
Change in net unrealized (appreciation)/depreciation of investments	(11,310,099)	6,964,508
Net amortization of investment discounts and premiums	(1,309,055)	(981,807)
Amortization of deferred debt issuance costs	405	71,314
Interest and dividend income paid in kind	(1,681,390)	(1,614,501)
Changes in assets and liabilities:
Purchases of investments	(52,954,050)	(33,596,512)
Proceeds from disposition of investments	47,281,664	26,557,084
Decrease (increase) in receivable for investments sold	1,546,546	—
Decrease (increase) in interest receivable	(123,354)	518,733
Decrease (increase) in prepaid expenses and other assets	62,616	(50,864)
Increase (decrease) in payable for investments purchased	(99,494)	(1,052,075)
Increase (decrease) in reimbursements due to the Advisor	45,670	(127,345)
Increase (decrease) in incentive fees payable	(883,149)	909,052
Increase (decrease) in interest and debt related payables	3,300	(86,533)
Increase (decrease) in management fees payable	(28,750)	—
Increase (decrease) in accrued expenses and other liabilities	168,224	13,502
Net cash provided by (used in) operating activities	9,670,156	9,690,064

Financing activities
Draws on credit facilities	—	3,500,000
Repayments on credit facilities	—	(23,000,000)
Proceeds from shares of common stock sold	20,066,666	35,116,667
Payments of debt issuance costs	—	(24,948)
Dividends paid in cash to stockholders	(11,605,318)	(12,462,611)
Net cash provided by (used in) financing activities	8,461,348	3,129,108

Net increase (decrease) in cash and cash equivalents (including restricted cash)	18,131,503	12,819,172
Cash and cash equivalents (including restricted cash) at beginning of year	28,380,210	4,371,938
Cash and cash equivalents (including restricted cash) at end of year	$46,511,713	$17,191,110

Supplemental cash flow information
Interest payments	6,600	877,462

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.01%	2/25/2026	$774,871	$773,376	$774,871	0.28%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	11.01%	2/25/2026	$92,635	46,191	46,318	0.02%	F
								819,567	821,189	0.30%
Beverages
JP Intermediate B, LLC (Juice Plus)	Second Out Term Loan	SOFR(Q)	1.00%	5.50%	9.50%	3/31/2031	$654,495	651,223	654,495	0.24%	F/J
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	7.50%	9/30/2030	$38,890	38,890	38,890	0.01%	F
								690,113	693,385	0.25%
Building Products
TL Alpine Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.00%	8/1/2030	$794,152	780,421	798,917	0.28%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	10.26%	4/30/2027	$971,768	965,395	707,447	0.26%	F
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	3/1/2030	$80,208	78,604	80,409	0.03%	F
								1,824,420	1,586,773	0.57%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	1/31/2031	$3,932,333	3,853,686	3,893,449	1.40%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$564,581	(11,292)	(5,583)	—	E/F
								3,842,394	3,887,866	1.40%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.00%	12/26/2030	$962,500	945,700	951,913	0.34%	F
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2028	$1,588,167	1,566,856	1,570,632	0.57%	F
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2028	$1,101,638	1,086,088	1,089,475	0.39%	F
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2027	$265,353	85,667	86,106	0.03%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.60%	8/31/2029	$1,076,305	1,067,032	1,076,305	0.39%	F
								4,751,343	4,774,431	1.72%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.77%	2/1/2030	$742,680	727,963	742,680	0.27%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.67%	2/1/2030	$304,041	297,470	304,041	0.11%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2029	$123,523	(2,085)	-	—	E/F
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.51%	5/16/2030	$293,766	213,468	216,505	0.08%	F
Brown & Settle, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	10.51%	5/16/2030	$2,676,574	2,612,997	2,641,779	0.95%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	9.65% PIK	13.65%	4/14/2030	$417,603	287,041	417,603	0.15%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	6.65% PIK	10.88%	4/14/2030	$731,371	731,371	731,371	0.26%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	8.15% PIK	12.38%	4/14/2030	$317,664	317,664	317,664	0.11%	F
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	9.65% PIK	13.88%	4/14/2030	$1,386,341	1,386,341	1,386,341	0.50%	F
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.89%	6/18/2030	$609,461	(8,608)	(6,095)	—	E/F
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$376,986	(7,171)	(3,770)	—	E/F
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.89%	6/18/2030	$3,262,562	3,204,690	3,229,936	1.17%	F
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$395,397	(4,870)	(5,219)	—	E/F
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	8/28/2030	$380,178	376,653	378,277	0.14%	F
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	8/28/2030	$2,589,546	2,556,122	2,576,598	0.93%	F
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.95%	5/31/2030	$139,535	(2,189)	1,395	—	E/F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$116,279	(2,326)	-	—	E/F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.95%	5/31/2030	$736,744	722,009	744,112	0.27%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	Prime	1.00%	4.00%	11.25%	9/4/2029	$462,973	66,676	74,076	0.03%	E/F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$767,763	756,966	773,905	0.27%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$280,373	274,063	282,616	0.10%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$289,541	283,027	291,857	0.11%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$522,309	513,986	526,487	0.19%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$805,887	792,940	812,334	0.29%	F
Vortex Companies, LLC	Sr Secured Revolver	Prime	1.00%	4.00%	11.25%	9/4/2029	$193,490	71,452	74,367	0.03%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

16,165,650	16,508,860	5.96%

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.51%	2/1/2028	$992,659	$968,392	$929,794	0.34%	—
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.51%	2/1/2028	$2,030,129	2,010,961	1,901,561	0.68%	—
								2,979,353	2,831,355	1.02%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.51%	12/14/2027	$866,481	857,500	850,884	0.31%	F

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25%	13.48%	3/14/2029	$1,851,213	1,780,804	721,973	0.26%	F/J

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.25%	9/29/2028	$4,060,938	4,002,073	3,968,384	1.43%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	6.25%	10.25%	9/15/2027	$340,879	(3,101)	(4,989)	—	E/F
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	2.50%	15.00% PIK	15.00%	12/20/2029	$98,787	98,876	98,876	0.04%	F
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	2.50%	15.00% PIK	15.00%	12/20/2029	$1,493,977	1,150,810	1,169,485	0.42%	F/J
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	—	3.00% Cash + 6.00% PIK	13.00%	12/31/2028	$314,326	314,326	314,326	0.11%	B/F
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	—	3.00% Cash + 6.00% PIK	13.00%	12/31/2028	$908,079	908,079	908,079	0.33%	B/F
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	—	5.00%	9.00%	6/18/2029	$987,486	873,419	854,681	0.30%	B/F
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	—	5.00%	9.32%	11/5/2026	$105,633	62,798	63,380	0.02%	B/F
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	2.50%	15.00% PIK	15.00%	12/20/2029	$224,466	224,661	224,668	0.08%	F
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.59%	4/10/2031	$167,278	(1,544)	(2,676)	—	E/F
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.58%	4/10/2031	$2,836,712	2,808,996	2,791,325	1.01%	F
								10,439,393	10,385,539	3.74%
Diversified Financial Services
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.12%	11/15/2031	$682,579	106,106	109,079	0.04%	F
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$455,159	(1,943)	-	—	E/F
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/15/2031	$4,075,945	4,057,589	4,075,945	1.47%	F
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$228,561	(1,528)	(7,543)	—	E/F
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.48%	3/15/2030	$269,615	268,121	260,718	0.09%	F
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$300,649	(2,885)	(2,706)	—	E/F
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	6/30/2031	$1,202,595	1,190,717	1,191,772	0.43%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.46%	9/1/2027	$38,277	4,303	4,593	—	F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.60%	9/1/2027	$675,589	670,430	675,589	0.24%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$772,621	764,620	766,162	0.28%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$872,262	855,716	864,970	0.31%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$2,781,434	2,752,953	2,758,181	1.00%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.78%	1/5/2026	$1,134,929	1,131,925	1,146,278	0.42%	F
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$17,241	(149)	-	—	C/E/F
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.16%	12/5/2030	$462,069	457,961	466,690	0.17%	C/F
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.50%	5/14/2031	$4,169,582	4,150,917	4,194,600	1.51%	F
								16,404,853	16,504,328	5.96%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.44%	10/15/2031	$224,138	(2,908)	(17,483)	(0.01)%	E/F
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.24%	10/15/2031	$112,069	38,103	29,362	0.01%	F
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.44%	10/15/2031	$556,142	548,599	512,763	0.19%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Griffon Bidco Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$401,480	$(1,950)	$(4,015)	—	E/F
Griffon Bidco Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$401,480	(3,901)	(4,015)	—	E/F
Griffon Bidco Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$2,208,140	2,186,126	2,186,059	0.79%	F
								2,764,069	2,702,671	0.98%
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.85% Cash +0.75% PIK	10.76%	10/25/2027	$1,785,605	1,771,266	1,708,824	0.62%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.85% Cash +0.75% PIK	10.76%	10/25/2027	$158,627	147,967	142,401	0.05%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.20%	5/4/2028	$1,466,537	1,451,534	1,439,953	0.52%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.20%	5/4/2028	$341,055	339,515	334,873	0.12%	F
								3,710,282	3,626,051	1.31%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	9.02%	5/6/2027	$556,225	552,879	561,787	0.20%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.90%	9.22%	5/6/2027	$76,086	(412)	-	—	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.95%	5/3/2027	$3,325,794	3,299,630	3,312,491	1.20%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.95%	5/3/2027	$244,561	243,033	243,583	0.09%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.39%	10/2/2028	$800,332	798,520	783,730	0.28%	F
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.50%	8.62%	6/9/2032	$223,044	(3,207)	(1,784)	—	E/F
MRO Parent Corporation	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$223,044	(3,203)	(1,784)	—	E/F
MRO Parent Corporation	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.62%	6/9/2032	$2,565,011	2,528,967	2,544,491	0.92%	F
								7,416,207	7,442,514	2.69%
Hotels, Restaurants & Leisure
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.16%	5/16/2031	$371,129	(5,241)	(4,454)	—	E/F
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2030	$247,419	(3,442)	(2,969)	—	E/F
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.16%	5/16/2031	$1,298,951	1,282,783	1,283,364	0.46%	F
								1,274,100	1,275,941	0.46%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.39%	11/9/2029	$2,053,587	2,017,809	2,074,123	0.75%	F

Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.17%	8/31/2029	$2,664,203	2,621,288	2,664,194	0.96%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.17%	8/31/2028	$273,736	41,745	45,623	0.02%	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.20%	8/25/2028	$1,960,057	1,945,159	1,960,057	0.70%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$2,790,931	(81,132)	-	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/1/2032	$350,658	(1,690)	(3,507)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$116,886	(1,127)	(1,169)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/1/2032	$1,402,632	1,388,711	1,388,605	0.50%	F
								5,912,954	6,053,803	2.18%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.31%	9/2/2032	$356,765	(3,528)	(3,568)	—	E/F
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.17%	9/2/2032	$2,654,335	2,627,956	2,627,791	0.95%	F
								2,624,428	2,624,223	0.95%
Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	Prime	0.75%	9.88%	17.13%	10/25/2029	$2,853,861	2,584,642	-	—	F/J
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.70%	8/24/2030	$1,120,695	(10,417)	(8,207)	—	E/F
Civicplus LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.83%	8/24/2030	$218,129	(1,465)	(1,611)	—	E/F
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.70%	8/24/2030	$3,177,826	3,154,385	3,154,351	1.14%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.20%	8/23/2029	$563,129	$292,434	$300,336	0.11%	F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.20%	8/23/2029	$4,140,263	4,063,201	4,181,665	1.51%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.78%	8/29/2029	$2,314,350	2,292,195	2,337,493	0.84%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.78%	8/29/2029	$850,890	847,031	859,399	0.31%	F
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.56%	7/27/2028	$94,668	93,730	96,301	0.03%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	11.32%	7/27/2028	$249,393	235,097	205,194	0.07%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.26%	11.57%	7/27/2028	$613,383	582,905	271,115	0.10%
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	6.51% Cash	10.82%	7/27/2028	$1,771,762	1,468,288	364,939	0.14%	J
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.83%	8/22/2029	$86,293	-	-	—	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.70%	8/22/2029	$123,449	121,831	123,449	0.04%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.70%	8/22/2029	$69,933	69,933	69,933	0.03%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	11.70%	8/22/2029	$206,555	204,104	188,234	0.07%	F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 4.20% PIK	11.43%	12/1/2027	$1,654,050	1,641,555	1,141,295	0.41%	F
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	3.00% Cash + 3.20% PIK	10.27%	12/1/2027	$255,421	253,324	176,240	0.06%	F
								17,892,773	13,460,126	4.86%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$369,286	(6,784)	(739)	—	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	10.91%	11/8/2030	$3,545,144	3,474,593	3,538,054	1.28%	F
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.20%	2/4/2029	$763,206	760,570	618,197	0.22%
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.17%	6/3/2030	$166,667	(1,667)	(2,000)	—	E/F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$111,111	(2,222)	(1,333)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.17%	6/3/2030	$722,222	707,778	713,556	0.26%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.71%	5/12/2030	$388,509	(6,475)	(12,432)	—	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.71%	5/12/2030	$3,885,090	3,808,190	3,760,767	1.36%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.16%	12/29/2028	$2,184,376	2,138,048	2,048,944	0.73%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/30/2027	$82,677	(1,127)	(5,126)	—	E/F
								10,870,904	10,657,888	3.85%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.35%	12/21/2028	$935,950	916,802	935,950	0.34%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.24%	12/21/2028	$68,887	67,484	68,887	0.02%	F
Alcami Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$128,322	(2,452)	-	—	E/F
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.39%	12/18/2029	$750,000	43,652	42,500	0.02%	F
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.39%	12/20/2029	$250,000	247,814	247,500	0.09%	F
								1,273,300	1,294,837	0.47%
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	4.90%	9.18%	10/1/2029	$74,263	(613)	-	—	E/F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$802,046	795,749	802,046	0.29%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$667,906	654,653	667,906	0.24%	F
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(Q)	0.00%	7.26%	11.46%	10/19/2026	$130,856	128,359	125,622	0.05%
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	1.00% Cash + 4.50% PIK	9.83%	3/31/2029	$191,651	191,651	191,651	0.07%	F
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.76%	9.82%	3/31/2029	$165,185	110,123	110,123	0.04%	F
Streamland Media Midco LLC	First Out Term Loan	SOFR(M)	1.00%	1.00% Cash + 4.50% PIK	9.76%	3/31/2029	$1,377,701	1,377,701	1,377,701	0.50%	F
Streamland Media Midco LLC	Last Out Term Loan	SOFR(M)	0.00%	1.00% Cash + 5.50% PIK	10.76%	3/31/2029	$1,250,836	1,219,493	1,079,471	0.39%	F/J
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	0.00%	6.65% Cash + 1.31% PIK	11.95%	8/23/2026	$1,381,262	1,375,192	1,367,449	0.49%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.41%	12/31/2030	$803,452	789,143	789,794	0.29%	F
								6,641,451	6,511,763	2.36%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	10.90%	10/2/2029	$1,025,672	$1,002,262	$1,025,672	0.37%	F

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$266,026	205,596	72,996	0.03%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$191,859	186,441	91,305	0.03%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien 2nd Incremental Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$237,943	233,910	113,236	0.04%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Participation Tranche 1 Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$2,108,101	2,091,715	1,003,233	0.36%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$601,607	596,677	286,301	0.10%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$1,342,508	1,326,390	638,892	0.24%	F/J
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.15%	12/23/2026	$1,150,353	1,150,353	1,148,657	0.41%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.98%	12/23/2026	$1,439,493	1,424,132	1,438,197	0.52%	F
								7,215,214	4,792,817	1.73%
Professional Services
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.90%	12/20/2031	$28,819	10,515	10,310	—	F
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$11,538	(128)	(173)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.07%	12/20/2031	$59,317	58,674	58,428	0.02%	F
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.76%	10/24/2029	$808,081	794,393	803,232	0.29%	F
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	5.75%	10.07%	10/24/2029	$80,808	14,839	15,677	0.01%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$410,389	404,819	407,397	0.15%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$372,265	368,439	369,551	0.13%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$315,193	311,200	312,895	0.11%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$903,473	893,979	896,885	0.32%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$190,576	67,168	67,599	0.02%	F
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.00%	4/15/2031	$1,301,093	100,147	106,690	0.04%	F
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$433,698	(4,012)	-	—	E/F
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.32%	4/15/2031	$4,109,826	4,070,772	4,109,826	1.48%	F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.31%	1/16/2030	$161,290	(1,613)	-	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$96,774	(1,935)	-	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.31%	1/16/2030	$730,806	716,190	730,806	0.26%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.07%	8/18/2028	$4,724,035	4,682,025	4,630,142	1.69%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.06%	8/18/2028	$418,208	113,469	108,786	0.04%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$751,096	751,088	729,990	0.26%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$333,820	333,812	324,440	0.12%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$667,641	667,635	648,880	0.23%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$517,405	517,399	502,866	0.18%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$1,508,042	1,508,607	1,465,666	0.53%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$2,253,288	2,253,262	2,189,971	0.79%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	10.01%	9/30/2027	$1,170,104	1,164,811	1,158,419	0.42%	F
								19,795,555	19,648,283	7.09%
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$214,286	(4,286)	(383)	—	E/F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.41%	1/18/2030	$785,714	770,000	784,309	0.28%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.78%	3/21/2027	$1,847,720	1,833,107	1,837,108	0.66%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.63%	3/2/2026	$2,800,000	2,800,000	2,763,600	1.00%	C/F
								5,398,821	5,384,634	1.94%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Road & Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.53%	4/8/2027	$516,650	$514,723	$514,067	0.19%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.53%	4/8/2027	$1,000,000	996,944	995,000	0.36%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.53%	4/8/2027	$483,350	481,402	480,933	0.17%	F/I
Motive Technologies, Inc. (Keep Trucking)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.53%	4/8/2027	$3,000,000	2,989,164	2,985,000	1.08%	F/I
								4,982,233	4,975,000	1.80%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	10.60%	12/29/2027	$701,152	694,859	490,807	0.17%	F
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	10.14%	12/29/2026	$268,108	201,907	130,882	0.05%	F
								896,766	621,689	0.22%
Software
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$538,525	(5,385)	(2,042)	—	E/F
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.24%	6/27/2029	$2,692,626	2,670,346	2,682,415	0.97%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.00%	4/13/2029	$1,836,506	1,823,934	1,851,198	0.67%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.00%	4/13/2029	$121,888	35,571	36,567	0.01%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$405,340	(6,731)	-	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.56%	9/12/2029	$4,111,310	4,035,713	4,152,423	1.50%	F
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.91%	5/30/2029	$489,730	485,107	486,791	0.18%	F/I
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.91%	5/30/2029	$1,000,000	990,000	989,000	0.36%	F/I
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.16%	6/12/2030	$294,118	31,863	39,216	0.01%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.16%	6/12/2030	$697,059	679,632	702,635	0.25%	F
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$50,963	25,450	24,737	0.01%	F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$89,724	10,138	9,511	—	F
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$412,728	407,380	406,950	0.15%	F
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$35,889	(442)	(502)	—	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$1,505,550	(14,298)	(15,056)	(0.01)%	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$552,770	-	(5,528)	—	E/F
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.42%	6/30/2030	$2,258,325	2,236,088	2,235,742	0.81%	F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.75%	7/13/2027	$221,360	219,664	219,589	0.08%	F
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$198,790	(1,486)	(1,590)	—	E/F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.75%	7/13/2027	$2,152,968	2,136,472	2,135,744	0.77%	F
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	5.50%	9.65%	6/30/2029	$1,826,734	-	(21,921)	(0.01)%	E/F
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.65%	6/30/2029	$2,388,806	2,365,360	2,360,140	0.85%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	9.99%	5/22/2029	$421,160	163,206	167,622	0.06%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.20%	5/22/2029	$3,714,737	3,664,906	3,707,308	1.34%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	3/10/2031	$430,157	(5,881)	(860)	—	E/F
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.12%	3/10/2031	$430,157	22,225	27,817	0.01%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	3/10/2031	$2,002,382	1,976,745	1,998,377	0.72%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.63%	7/9/2029	$2,012,900	1,991,494	1,986,324	0.72%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.63%	7/9/2029	$1,352,828	1,326,681	1,334,966	0.48%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.63%	7/9/2029	$1,556,868	1,548,548	1,536,313	0.55%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.00%	7/9/2029	$318,422	72,906	72,217	0.03%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.58%	9/26/2030	$531,371	$(6,658)	$(8,502)	—	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.41%	9/30/2030	$4,123,810	4,071,058	4,057,829	1.46%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash +3.50% PIK	10.97%	10/23/2027	$782,143	779,538	770,547	0.28%	F
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.90%	12/17/2027	$193,978	194,472	186,511	0.07%	F
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.90%	12/17/2027	$567,988	555,194	546,124	0.20%	F
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.90%	12/17/2027	$3,052,129	3,025,973	2,934,639	1.06%	F
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.90%	12/17/2027	$259,428	249,839	241,914	0.09%	F
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash + 3.13% PIK	9.75%	5/2/2029	$2,625,814	2,602,077	2,601,455	0.94%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.73%	8/5/2028	$2,796,125	2,754,645	2,756,507	0.99%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.17%	3/1/2028	$2,514,169	2,491,811	2,496,075	0.89%	F
Lightspeed Solutions, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.00%	10.17%	3/1/2028	$553,102	546,200	549,121	0.20%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	10.17%	3/1/2028	$165,823	164,430	164,629	0.06%	F
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$101,496	(1,114)	(1,172)	—	E/F
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.81%	11/19/2031	$811,966	803,223	802,588	0.29%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.78%	9/15/2026	$725,729	725,986	719,742	0.26%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.37%	4/28/2028	$650,015	643,515	651,315	0.23%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.37%	4/28/2028	$433,343	429,010	434,210	0.16%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	Prime	0.75%	4.50%	11.75%	4/28/2028	$86,669	4,911	5,778	—	F/I
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.00%	4.75%	8.75%	2/18/2029	$122,379	33,062	34,261	0.01%	F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	2/18/2029	$2,202,814	2,179,278	2,202,717	0.79%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	2/18/2029	$244,757	(2,044)	(11)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.95%	6/30/2027	$204,439	(1,299)	(1,132)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.40%	6/30/2028	$3,414,236	3,386,017	3,385,972	1.22%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.66%	7/25/2029	$274,870	73,054	74,590	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.66%	7/25/2029	$3,510,782	3,435,198	3,460,399	1.25%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/22/2028	$734,683	216,813	229,756	0.08%	F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$302,992	(4,408)	-	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/22/2028	$2,990,590	2,946,313	2,990,590	1.08%	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.26%	12/21/2027	$2,662,306	2,640,876	2,545,165	0.91%	F/I
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.26%	12/21/2027	$487,469	484,094	466,021	0.17%	F/I
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.26%	12/21/2027	$222,222	(1,657)	(9,778)	—	E/F/I
								64,304,613	64,403,963	23.23%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	10.66%	7/2/2026	$2,535,572	2,526,729	2,535,572	0.92%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.85%	10.01%	12/29/2028	$521,673	516,045	517,063	0.19%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.85%	10.01%	12/24/2027	$124,734	65,244	65,423	0.02%	F
								3,108,018	3,118,058	1.13%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.75%	6/11/2029	$4,573,393	4,520,757	4,525,916	1.63%	B/F

Total Debt Investments - 81.31% of Net Assets								234,177,906	225,786,555	81.49%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Spread	Total Coupon	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Beverages
New JuicePlus Parent, LLC (Juice Plus)	Common Units			-	6,546	$-	$12,336	—	F/G/H

Construction & Engineering
Homerenew Buyer, Inc. (Renovo)	Class C-1 Common Units				3,805	-	-	—	F/G/H
Homerenew Buyer, Inc. (Renovo)	Class B-1 Preferred Units				2,432	-	-	—	F/G/H
Homerenew Buyer, Inc. (Renovo)	Class A Preferred Units				1,513	540,831	228,591	0.08%	F/G/H
						540,831	228,591	0.08%
Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Common Shares			-	55,170	640	1	—	B/F/G/H
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units			-	3,794,992	1,180,243	1,062,598	0.38%	B/F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units			-	3,127,928	-	31	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Common Shares			-	20,401	-	-	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units			-	742,790	-	7	—	F/G/H
						1,180,883	1,062,637	0.38%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares			-	271	27,200	31,082	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	2,394	-	1,998	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	299	-	9	—	B/F/G/H
						27,200	33,089	0.01%
Internet Software & Services
Igloo Parent Holdings LLC (InMoment)	Common Units				23	1,833,229	1,911,302	0.69%	C/F/G/H
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	12,349	-	-	—	F/G/H
Pluralsight, Inc.	Common Stock			-	60,932	170,000	1	—	F/G/H
						2,003,229	1,911,303	0.69%
Media
Streamland Media Holdings LLC	Common Units			-	11,902	607,359	-	—	F/G/H

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock			-	624	-	-	—	F/G/H

Professional Services
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock			-	1,702	-	90,291	0.03%	B/F/G/H
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock			-	25,523	320,915	1,379,263	0.50%	B/F/G/H
						320,915	1,469,554	0.53%
Road & Rail
Motive Technologies, Inc. (Keep Trucking)	Warrants to Purchase Common Stock			11/27/2034	75,000	75,000	70,500	0.03%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	1,122	-	224	—	F/G/H

Total Equity Securities - 1.72% of Net Assets						4,755,417	4,788,234	1.72%

Total Investments - 83.03% of Net Assets						238,933,323	230,574,789	83.21%

Cash and Cash Equivalents - 16.75% of Net Assets							46,511,713	16.79%

Total Cash and Investments - 99.78% of Net Assets							277,086,502	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, BlackRock Direct Lending Corp. (the "Company") may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $54,918,960 and $47,281,664 respectively, for the nine months ended September 30, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2025 was $230,574,789 or 83.2% of total cash and investments of the Company. As of September 30, 2025, approximately 8.7% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2025

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

BlackRock Capital Investment Advisors, LLC, a wholly owned, indirect subsidiary of BlackRock, Inc., serves as the advisor of the Company (the “Advisor”). BlackRock Financial Management, Inc. serves as the administrator of the Company (the “Administrator”), and is affiliated with the Advisor. Company management consists of the Advisor and the Company’s board of directors (the “Board of Directors”). The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the Board of Directors, which sets the broad policies of the Company. The Board of Directors of the Company has delegated investment management of the Company’s assets to the Advisor. The Board of Directors consists of four persons, three of whom are independent.

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

Investment Valuation

Pursuant to Rule 2a-5 (the “Rule”) under the 1940 Act, the Board of Directors designated the Advisor as the Company's valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations and has approved policies and procedures adopted by the Advisor to seek to ensure compliance with the requirements of the Rule.

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

September 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the Valuation Designee or, for investments aggregating less than 5% of the total assets of the Company, using valuations determined directly by the Valuation Designee. Such valuations are determined under documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the “Valuation Committee”).

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

At September 30, 2025, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$3,768,904	$—	$3,768,904
3	Independent third-party valuation sources that employ significant unobservable inputs	222,017,651	4,788,010	226,805,661
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$225,786,555	$4,788,234	$230,574,789

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$194,555,944	Income approach	Discount rate	7.9% - 16.3% (10.2%)
	8,804,105	Market comparable companies	Revenue multiples	0.3x - 1.4x (0.7x)
	9,564,145	Market quotations	Indicative bid/ask quotes	1(1)
	6,469,234	Market comparable companies	EBITDA multiples	4.0x - 10.0x (7.2x)
	2,624,223	Transaction approach (2)	N/A	N/A
Equity	70,500	Income approach	Discount rate	15.0%(15.0%)
	1,698,184	Market comparable companies	Revenue multiples	0.3x - 1.4x (0.5x)
	2,986,237	Market comparable companies	EBITDA multiples	4.0x - 18.0x (13.0x)
	33,313	Option Pricing Model	EBITDA/Revenue multiples	7.3x - 30.4x (30.3x)
			Implied volatility	45.0% - 60.0% (45.1%)
			Term	1.0 year - 2.0 years (2.0 years)
$226,805,885

(1)
Weighted by fair value
(2)
Fair value was determined using the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$232,516,925	$5,455,054	$237,971,979
Net realized and unrealized gains (losses)	292,746	(667,044)	(374,298)
Acquisitions (1)	7,461,694	—	7,461,694
Dispositions	(19,001,722)	—	(19,001,722)
Transfers into Level 3 (2)	748,008	—	748,008
Ending balance	$222,017,651	$4,788,010	$226,805,661
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,155,505)	$(667,044)	$(2,822,548)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Ending balance	$—	$224	$224

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$-	$-

Changes in investments categorized as Level 3 during the nine months ended September 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$223,632,250	$117,002	$223,749,252
Net realized and unrealized gains (losses)	(6,296,327)	112,792	(6,183,535)
Acquisitions (1)	49,766,816	4,723,376	54,490,192
Dispositions	(45,934,767)	(165,160)	(46,099,927)
Transfers into Level 3 (2)	849,679	—	849,679
Ending balance	$222,017,651	$4,788,010	$226,805,661

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,557,071)	$112,792	$(3,444,279)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts

(2) Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2025, included in cash and cash equivalents was $42.8 million (15.4% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.97%. At December 31, 2024, included in cash and cash equivalents was $20.6 million (7.9% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%. There was no restricted cash at September 30, 2025 or December 31, 2024.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect on September 30, 2025 and December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency on September 30, 2025 and December 31, 2024.

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

September 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2024, the Company incurred $71,685 in organizational expenses. During the nine months ended September 30, 2025, the Company did not incur any additional organizational expenses. From November 30, 2020 through September 30, 2025, the Company had incurred a total of $267,621 in offering costs, all of which has been charged to paid-in capital. The Company will not bear more than $1.0 million for organization and offering costs.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the company as of September 30, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements. See Note 11 for more information on the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and permits early adoption. The Company plans to adopt ASU 2023-09 for the annual reporting period beginning on January 1, 2025 and does not expect a material impact on its consolidated financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

3. Management Fees, Incentive Fees and Other Expenses

On November 30, 2020, the Company entered into an investment management agreement with the Advisor (the “Investment Management Agreement”). Under the Investment Management Agreement, the Advisor, for its service to the Company, is entitled to receive a management fee from the Company and an incentive fee. The management fee is calculated at an annual rate of 0.90% of the Company’s total assets (excluding cash and cash equivalents) and payable quarterly in arrears. For the period from the date the Company first issued shares of common stock to one or more investors (other than the Advisor and its affiliates) through the end of the first calendar quarter, no management fee was payable. Subsequently, the management fee is calculated based on the value of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The management fees for any partial quarter are appropriately prorated.

The incentive fee is only incurred to the extent the Company’s cumulative total return (after the incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, the incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. The incentive fee is computed as the difference between the incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of September 30, 2025, the Company’s cumulative performance did not exceed the total return hurdle, and as such, no incentive compensation was accrued for the three months ended September 30, 2025. For the nine months ended September 30, 2025, $0.4 million out of the potential $2.3 million incentive fees was earned. As of September 30, 2024, the Company's cumulative performance exceeded the total return hurdle, and as such the incentive fee for the three and nine months ended September 30, 2024 were $1.0 million and $2.7 million respectively.

There were no incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the nine months ended September 30, 2025. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured promissory notes with a principal amount of $110,000 maturing on December 31, 2050. Prior to being repaid and terminated on June 14, 2024, debt included a $75.0 million Capital Call Facility. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, the estimated fair value of the outstanding debt approximated its carrying value.

On December 11, 2020, the Company issued to each of 110 separate investors an unsecured promissory note with a principal amount of $1,000, at par. The Company pays interest on the unpaid principal amount of the notes at a rate of 12.00% per annum payable semi-annually in arrears. The notes mature on December 31, 2050.

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75.0 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 15, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than fifty percent (50%). On June 14, 2024, the Capital Call Facility was fully paid down and terminated. At September 30, 2025 and December 31, 2024, there was no debt outstanding under the Capital Call Facility after the final paydown and termination effective June 14, 2024.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

4. Debt (Continued)

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2025	2024
Interest expense	$9,900	$790,929
Amortization of deferred debt issuance costs	405	71,314
Commitment fees	—	20,957
Total	$10,305	$883,200

Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, the estimated fair value of the outstanding debt approximated their carrying values.

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

September 30, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	$573,500	$682,738
Accordion Partners LLC	11/15/2031	455,159	455,159
Accuserve Solutions, Inc.	3/15/2030	228,561	263,724
Alcami Corporation	12/21/2028	128,322	118,698
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	46,318	-
AlphaSense, Inc.	6/27/2029	538,525	538,525
Alpine Acquisition Corp II (48Forty)	11/30/2029	53,604	151,635
AmeriLife Holdings, LLC	8/31/2028	228,114	273,736
Applause App Quality, Inc.	10/24/2029	64,646	80,808
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2029	85,322	75,165
Avalara, Inc.	10/19/2028	N/A	454,858
Beekeeper Buyer Inc. (Archway)	6/30/2031	300,649	N/A
Bluefin Holding, LLC (Allvue)	9/12/2029	405,340	405,340
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	N/A	90,333
Brown & Settle, Inc.	5/16/2030	73,441	N/A
CBI-Gator Acquisition, LLC	10/25/2027	9,405	9,405
Cherry Bekaert Advisory, LLC	6/30/2028	N/A	46,865
Cherry Bekaert Advisory, LLC	6/30/2028	121,587	190,576
Chronicle Parent LLC (Lexitas)	4/15/2031	1,194,403	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	433,698	N/A
Civic Plus, LLC	8/25/2027	N/A	92,051
Civicplus LLC	8/24/2030	1,120,695	N/A
Civicplus LLC	8/24/2027	218,129	N/A
Clever Devices Ltd.	6/12/2030	254,902	176,471
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	214,286	214,286
Crewline Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	N/A	224,240
DNAnexus, Inc	12/18/2029	700,000	700,000
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	98,696
Douglas Holdings, Inc (Docupace)	8/27/2030	78,957	89,724
Douglas Holdings, Inc (Docupace)	8/27/2030	25,513	42,996
Douglas Holdings, Inc (Docupace)	8/27/2030	35,889	35,889
Dragos, Inc.	6/30/2030	1,505,550	N/A
Dragos, Inc.	6/30/2030	552,770	N/A
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	7/1/2032	350,658	N/A
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	7/1/2032	116,886	N/A
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	262,794	563,129
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	54,783	84,573
ESO Solutions, Inc.	5/3/2027	N/A	73,368
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	167,278	N/A
FirstUp, Inc	7/13/2027	198,790	N/A
Flexport Capital, LLC	6/30/2029	1,826,734	N/A
Foreside Financial Group, LLC	9/1/2027	33,683	38,277
Fusion Holding Corp. (Finalsite)	9/15/2027	340,879	340,879
Fusion Risk Management, Inc.	5/22/2029	252,696	421,160
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	430,157	N/A
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	401,480	N/A
Griffon Bidco Inc.	7/31/2031	401,480	N/A
Griffon Bidco Inc.	7/31/2031	401,480	N/A
GTY Technology Holdings Inc.	7/9/2029	N/A	928,207
GTY Technology Holdings Inc.	7/9/2029	242,001	318,422
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	531,371	531,371
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	161,290	161,290
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	96,774	96,774
ICIMS, Inc.	8/18/2028	301,110	334,567
Integrate.com, Inc.	12/17/2027	7,528	7,528
Integrity Marketing Acquisition, LLC	8/25/2028	2,790,931	2,880,792
Intercept Bidco, Inc.	6/3/2030	166,667	166,667
Intercept Bidco, Inc.	6/3/2030	111,111	111,111
JF Acquisition, LLC (JF Petroleum)	6/18/2030	609,461	N/A
JF Acquisition, LLC (JF Petroleum)	6/18/2030	376,986	N/A
Kaseya, Inc.	6/25/2029	N/A	156,818
Kaseya, Inc.	6/25/2029	N/A	158,083
Kid Distro Holdings, LLC	10/1/2029	74,263	74,263
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	18,077	28,846

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2025	December 31, 2024
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	$11,538	$11,538
Lightspeed Solutions, LLC	3/1/2028	N/A	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,523	123,523
Logicmonitor, Inc	11/19/2031	101,496	101,496
Madison Logic Holdings, Inc.	12/30/2027	82,677	82,677
Modigent, LLC (Pueblo)	8/23/2027	176,902	42,014
MRO Parent Corporation	6/9/2032	223,044	N/A
MRO Parent Corporation	6/9/2032	223,044	N/A
Oak Purchaser, Inc. (DaySmart)	4/28/2028	80,891	86,669
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	N/A	181,355
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	N/A	99,374
PlayPower, Inc	8/28/2030	395,397	395,397
Pluralsight, Inc.	8/22/2029	86,293	86,293
PMA Parent Holdings, LLC	1/31/2031	564,581	564,581
Rialto Management Group, LLC	12/5/2030	17,241	17,241
Sailpoint Technologies Holdings, Inc.	8/16/2028	N/A	132,507
SellerX Germany GMBH & Co. KG (Germany)	6/18/2029	132,805	N/A
SellerX Germany GmbH (Germany)	11/22/2029	N/A	105,633
SellerX Germany GmbH (Germany)	10/28/2026	42,253	42,253
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	N/A	197,187
Serrano Parent, LLC (Sumo Logic)	5/12/2030	388,509	388,509
Smarsh, Inc.	2/18/2029	88,113	N/A
Smarsh, Inc.	2/18/2029	244,757	244,757
Smarsh, Inc.	2/18/2029	N/A	73,427
Spark Buyer, LLC (Sparkstone)	10/15/2031	224,138	224,138
Spark Buyer, LLC (Sparkstone)	10/15/2031	73,966	112,069
Stonebridge Companies, LLC	5/16/2031	371,129	N/A
Stonebridge Companies, LLC	5/16/2030	247,419	N/A
Streamland Media Midco, LLC	3/31/2029	55,062	N/A
Supergoop, LLC	12/24/2027	58,209	124,734
Syndigo, LLC	9/2/2032	356,765	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	204,439	204,439
Titan Home Improvement, LLC (Renuity)	5/31/2030	139,535	139,535
Titan Home Improvement, LLC (Renuity)	5/31/2030	116,279	116,279
Trintech, Inc.	7/25/2029	196,336	196,336
Vortex Companies, LLC	9/4/2029	392,601	N/A
Vortex Companies, LLC	9/4/2029	119,124	174,407
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	N/A	265,685
Zendesk Inc.	11/22/2028	504,927	735,838
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	222,222	222,222
Total Unfunded Balances		$27,388,212	$19,228,520

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2025 and December 31, 2024, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2025 and 2024, $0.3 million and $0.3 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of September 30, 2025, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of September 30, 2025, $301.0 million (100.0% of total commitments) had been called. During the nine months ended September 30, 2025, the Company issued 2,091,875 shares, with an average purchase price of $9.58 per share, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the nine months ended September 30, 2025 and 2024.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.20	$5,886,188
				$0.40	$11,605,318

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
				$0.46	$12,462,611

8. Subsequent Events

On November 7, 2025, the Company’s Board of Directors declared a fourth quarter dividend in the amount of $6,035,653, payable on December 31, 2025 to stockholders of record as of the close of business on December 17, 2025.

Subsequent to September 30, 2025, company-specific issues were identified related to our investment in Homerenew Buyer Inc. ("Renovo"), a direct-to-consumer home remodeling business, which commenced a liquidation process on November 3, 2025. While Renovo was previously removed from non-accrual status following a comprehensive recapitalization in the second quarter, the Company subsequently determined early in the fourth quarter that it does not expect to recover value from its investment in Renovo, and expects to fully write the investment down in the fourth quarter of 2025. As of September 30, 2025, the value of the Company’s investment in Renovo represented approximately 1.3% of the Company’s total investments at fair value. It is anticipated to impact the Company’s fourth quarter NAV by approximately $0.11 per share on a pro forma basis. The Company views this outcome to be a result of issues specific to this issuer, rather than a reflection of broader sector weakness.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

9. Financial Highlights

The financial highlights below show the Company's results of operations for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025	2024
Per Common Share
Per share NAV at beginning of period	$9.57	$10.06

Investment operations: (1)
Net investment income	0.63	0.77
Net realized and unrealized gain (loss)	(0.28)	(0.31)
Total from investment operations	0.35	0.46
Dividends to common shareholders	(0.40)	(0.46)
Per share NAV at end of period	$9.52	$10.06

Total return based on net asset value: (2)	3.7%	4.6%

Shares outstanding at end of period	29,173,775	27,081,900
Ratios to average net asset value: (3)
Net investment income (4)	8.8%	10.3%
Expenses before incentive fee (5)	1.4%	2.0%
Expenses and incentive fee (6)	1.5%	3.1%

Ending net asset value	$277,688,739	$272,304,648
Portfolio turnover rate	20.4%	10.3%
Weighted-average debt outstanding	$110,000	$13,602,701
Weighted-average interest rate on debt	12.0%	7.8%
Weighted-average number of shares of common stock	27,871,142	25,077,337
Weighted-average debt per share	$0.00	$0.54

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2025

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last four fiscal years and the period ended September 30, 2025.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of September 30, 2025 (Unaudited)	$110,000	$2,451,917	—	N/A
Fiscal Year 2024	110,000	2,358,200	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Capital Call Facility
As of September 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A

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

11. Segment Reporting

The Company’s chief executive officer and chief financial officer act as the Company’s CODM. The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Company based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Company. The CODM has concluded that the Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition) Common Stock	11/5/2024
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
Homerenew Buyer, Inc., Class A Preferred Units	4/14/2025
Homerenew Buyer, Inc., Class B-1 Preferred Units	4/14/2025
Homerenew Buyer, Inc., Class C-1 Common Units	4/14/2025
Igloo Parent Holdings LLC , Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/11/2025
JP Intermediate B, LLC (Juice Plus), Blocker, LLC, Preferred Units	9/30/2025
Motive Technologies, Inc., a Delaware corporation purchase Warrants	11/27/2024
Pluralsight, Inc., Common Stock	8/22/2024
SellerX Germany GMBH & Co. KG (Germany), Common Shares	6/25/2025
Streamland Media LLC., Common Units	3/31/2025
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Vingil Holdings 2 S.a r.l (Germany), Preferred Units	6/25/2025
Worldremit Group Limited (United Kingdom), Series X Shares	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
Pluralsight, Inc., Common Stock	8/22/2024
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of BlackRock Direct Lending Corp. (the “Company,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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
•
the ability of BlackRock Capital Investment Advisors, LLC, our investment advisor (the “Advisor”) to locate suitable investments for us and to monitor and administer our investments;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the timing, form and amount of any dividend distributions; and
•
our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Company is a Delaware corporation formed on October 12, 2020 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to achieve high risk-adjusted returns produced primarily from current income generated by investing primarily in senior secured corporate debt instruments. We seek to achieve our investment objective through investments in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisor, distressed. The Company targets positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisor believes provides flexibility to adapt to changing market conditions. The Company may invest in securities of any maturity and credit quality. Our investment activities will benefit from what we believe are the competitive advantages of our Advisor, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the “Exchange Act”), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2025, 91.3% of our total assets were invested in qualifying assets.

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

Expenses

The Company is responsible for paying the compensation of the Advisor. In addition, the Company is generally responsible for all operating expenses of the Company, and shall pay, and shall reimburse the Advisor or BlackRock Financial Management, Inc., our administrator (the “Administrator”) and their respective affiliates for, all fees, costs, expenses, liabilities and obligations of the Company relating or attributable to:

•
our organization;
•
calculating our net asset value (including the cost and expenses of any independent valuation firms);
•
interest payable on debt, if any, incurred to finance our investments;
•
the base management fee and any incentive fee;
•
dividends and distributions on our shares of common stock;
•
administration fees payable under the administration agreement with the Administrator (the “Administration Agreement”);
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

The investment management agreement with the Advisor (the “Investment Management Agreement”) provides that the base management fee be calculated at an annual rate of 0.90% of our total assets (excluding cash and cash equivalents) on the last day of each preceding calendar quarter and is payable quarterly in arrears. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. No base management fee is payable for the period from the date of the initial drawdown purchase through the end of the first calendar quarter after the initial drawdown purchase. Subsequently, the base management fee is calculated based on the value of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fee for any partial quarter is appropriately prorated.

Additionally, the Investment Management Agreement provides that the Advisor or its affiliates may be entitled to an incentive fee under certain circumstances. According to the terms of such agreement, the incentive fee equals the sum of (i) 12.5% of all net investment income and (ii) 12.5% of all net realized capital gains (net of any net unrealized capital depreciation) less net investment income incentive fee and capital gains incentive fee previously paid. However, incentive fee will only be paid to the extent the cumulative total return of the Company after incentive fee and including such payment would equal or exceed a 6% annual return on daily weighted-average contributed common equity. The determination of incentive fee is subject to limitations under the 1940 Act and the Advisers Act.

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

Valuation of portfolio investments

Pursuant to Rule 2a-5 (the “Rule”) under the 1940 Act, the Company’s board of directors (the “Board of Directors”) designated the Advisor as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations and has approved policies and procedures adopted by the Advisor to seek to ensure compliance with the requirements of the Rule.

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies and procedures reviewed and approved by a committee established by the Valuation Designee (the “Valuation Committee”) and approved by the Board of Directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

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

As of September 30, 2025, none of our investments were categorized as Level 1, 1.6% were categorized as Level 2 and 98.4% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2025, we invested approximately $8.1 million, comprised of investments in 2 new and 2 existing portfolio companies. Of these investments, $8.1 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $19.1 million in proceeds from sales or repayments of investments during the three months ended September 30, 2025.

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

During the nine months ended September 30, 2025, we invested approximately $54.9 million, comprised of investments in 16 new and 14 existing portfolio companies. Of these investments, $53.9 million, or 98.2% of total acquisitions, were in senior secured loans. The remaining $1.0 million, or 1.8% of total acquisitions, was comprised of two new equity investments. Additionally, we received approximately $47.3 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2025.

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

At September 30, 2025, our investment portfolio of $230.6 million (at fair value) consisted of 113 portfolio companies and was invested 97.9% in senior secured loans and 2.1% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 3.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 11.5% of our portfolio at September 30, 2025.

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

The industry composition of our portfolio at fair value at September 30, 2025 was as follows:

Industry	Percent of Total Investments
Software	27.9%
Professional Services	9.2%
Construction and Engineering	7.3%
Diversified Financial Services	7.2%
Internet Software and Services	6.7%
Diversified Consumer Services	5.0%
IT Services	4.6%
Health Care Technology	3.2%
Media	2.8%
Insurance	2.6%
Real Estate Management and Development	2.3%
Road and Rail	2.2%
Paper and Forest Products	2.1%
Commercial Services and Supplies	2.1%
Wireless Telecommunication Services	2.0%
Capital Markets	1.7%
Healthcare Providers and Services	1.6%
Specialty Retail	1.4%
Construction Materials	1.2%
Electrical Equipment	1.2%
Internet and Catalog Retail	1.1%
Other	4.6%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 10.6% at September 30, 2025 and 11.6% at December 31, 2024, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.4% at September 30, 2025 and 11.0% at December 31, 2024. At September 30, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.6% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.2% at September 30, 2025. Debt investments in 7 portfolio companies were on non-accrual status as of September 30, 2025, representing 2.7% of the portfolio at fair value and 5.6% at cost. At December 31, 2024, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1% at December 31, 2024. Debt investment in 7 portfolio companies were on non-accrual status as of December 31, 2024, representing 5.0% of the portfolio at fair value and 10.6% at cost.

Results of operations

Investment income

Investment income totaled $7.0 million and $8.6 million, respectively, for the three months ended September 30, 2025 and 2024, of which $6.5 million and $8.1 million were attributable to interest and fees on our debt investments, as well as PIK income of $0.5 million and $0.5 million, respectively. The decrease in investment income in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Investment income totaled $20.8 million and $25.8 million, respectively, for the nine months ended September 30, 2025 and 2024, of which $19.1 million and $24.2 million were attributable to interest and fees on our debt investments, as well as PIK income of $1.7 million and $1.5 million and, $0.0 million and $0.1 million of dividend income, respectively. The decrease in investment income in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Expenses

Total operating expenses for the three months ended September 30, 2025 and 2024 were $1.0 million and $1.9 million, respectively, comprised of $0.6 million and $0.6 million in management fees, $0.1 million and $0.1 million in professional fees, $0.1 million and $0.1 million in administrative expenses, $0.0 million and $1.0 million in incentive fees earned, and $0.2 million and $0.2 million in other expenses, respectively. The decrease in expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily reflects the impact of incentive fees.

Total operating expenses for the nine months ended September 30, 2025 and 2024 were $3.1 million and $6.6 million, respectively, comprised of $1.6 million and $1.8 million in management fees, $0.4 million and $2.7 million in incentive fees earned, $0.4 million and $0.4 million in professional fees, $0.3 million and $0.3 million in administrative expenses, $0.0 million and $0.9 million in interest and other debt expenses, and $0.4 million and $0.4 million in other expenses, respectively. The decrease in expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily reflects the impact of incentive fees as well as the decrease in debt related expenses due to the wind-down, maturity, and subsequent termination of the Capital Call Facility.

Net investment income (loss)

Net investment income was $6.0 million and $6.7 million respectively, for the three months ended September 30, 2025 and 2024. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Net investment income was $17.6 million and $19.1 million respectively, for the nine months ended September 30, 2025 and 2024. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2025 and 2024 was $(9.9) million and $(1.5) million, respectively. Net realized losses for the three months ended September 30, 2025 was comprised primarily of $6.6 million loss from the restructuring of our investment in Razor, $1.0 million loss from the restructuring of our investment in Juice Plus and $2.3 million in losses from the disposition of our investment in INH Buyer.

Net realized gain (loss) for the nine months ended September 30, 2025 and 2024 was $(19.0) million and $(1.5) million, respectively. Net realized losses for the nine months ended September 30, 2025 was comprised primarily of $6.6 million, $3.0 million, $2.9 million, $1.9 million, $1.3 million and $1.0 million in losses from the restructuring of our investments in Razor, Homerenew Buyer, InMoment, SellerX, Streamland and Juice Plus, respectively, along with $2.3 million in losses from the disposition of our investment in INH Buyer.

For the three months ended September 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $8.5 million and $(0.1) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2025 primarily reflects $6.7 million reversals of previously recognized unrealized losses from the restructuring of our investment in Razor, $2.8 million in reversals of previously recognized unrealized losses from the disposition of our investment in INH Buyer and $0.9 million in reversals of previously recognized unrealized losses from the restructuring of our investment in Juice Plus, partially offset by a $1.0 million unrealized loss on our investment in Alpine and a $0.7 million unrealized loss on our investment in

Streamland. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2024 was primarily driven by $0.8 million in unrealized depreciation on InMoment, Inc., $0.6 million in unrealized depreciation on Streamland, and $0.4 million in unrealized depreciation in Homerenew Buyer, partially offset by $1.0 million in unrealized appreciation from our investment in McAfee and $0.5 million in unrealized appreciation from our investment in Pluralsight, Inc.

For the nine months ended September 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $11.3 million and $(7.0) million, respectively. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2025 primarily reflects $6.0 million, $2.4 million, $1.6 million, $1.4 million, $0.6 million and $0.6 million reversals of previously recognized unrealized losses from the restructuring of our investments in Razor, Homerenew Buyer, InMoment, SellerX, Streamland, and Juice Plus, respectively, $1.9 million reversals of previously recognized unrealized losses from the disposition of our investment in INH Buyer, $1.1 million in gains on our investment in Job and Talent, partially offset by a $1.9 million unrealized loss on our investment in Alpine and a $0.8 million unrealized loss on our investment in Brook & Whittle. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2024 was primarily driven by $2.6 million in unrealized depreciation on SellerX, $1.3 million in unrealized depreciation in INH Buyer, $1.2 million in unrealized depreciation on Homerenew Buyer, $1.0 million in unrealized depreciation from Razor, $0.8 million in unrealized depreciation on InMoment, and 0.8 million in unrealized depreciation in Astra, partially offset by $0.7 million in unrealized appreciation from our investment in McAfee.

Incentive compensation

Incentive fees for the three months ended September 30, 2025 and 2024 were $0.0 million and $1.0 million, respectively. As of September 30, 2025, the Company’s cumulative performance did not exceed the total return threshold and as such no incentive fees were incurred. For the three months ended September 30, 2024, incentive fees were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three months ended September 30, 2025 and 2024.

Incentive fees for the nine months ended September 30, 2025 and 2024 were $0.4 million and $2.7 million, respectively. For the nine months ended September 30, 2025, $0.4 million out of the potential $2.3 million incentive fees was earned due the Company’s cumulative performance not fully exceeding the total return threshold. For the nine months ended September 30, 2024, incentive fees were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the nine months ended September 30, 2025 and 2024.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the three and nine months ended September 30, 2025 and 2024.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $4.6 million and $5.0 million respectively, for the three months ended September 30, 2025 and 2024.

The net increase in net assets applicable to common stockholders resulting from operations was $10.0 million and $10.7 million respectively, for the nine months ended September 30, 2025 and 2024.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Shares Issued	2,091,875	3,328,790
Average Price Per Share	$9.58	$10.54
Proceeds (1)	$20,048,825	$35,085,444

(1)
Net of offering costs of $17,841 and $31,222, respectively for the nine months ended September 30, 2025 and 2024.

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

Total debt outstanding as of September 30, 2025 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2025, the Company’s asset coverage ratio was 245,192%.

Net cash provided by operating activities during the nine months ended September 30, 2025 was $9.7 million, consisting primarily of net investment income (net of non-cash income and expenses) of approximately $13.9 million, offset by settlement of acquisitions of investments (net of dispositions) of $4.2 million

Net cash provided by financing activities during the nine months ended September 30, 2025 was $8.5 million, consisting of $20.1 million in proceeds from shares of common stock sold, offset by $11.6 million in dividends paid to shareholders.

At September 30, 2025 we had $46.5 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the nine months ended September 30, 2025 and 2024. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.20	$5,886,188
				$0.40	$11,605,318

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
				$0.46	$12,462,611

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

•
The Company has entered into the Investment Management Agreement with the Advisor.
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

The Advisor and its affiliates, employees and associates currently do, and in the future may, manage other funds and accounts. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, the Advisor will allocate investment opportunities pro rata among us and the other funds and accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns. While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, we may face conflict of interests and investments made pursuant to the exemptive order conditions which could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.

Recent Developments

On November 7, 2025, the Company’s Board of Directors declared a fourth quarter dividend in the amount of $6,035,653, payable on December 31, 2025 to stockholders of record as of the close of business on December 17, 2025.

Subsequent to September 30, 2025, company-specific issues were identified related to our investment in Homerenew Buyer Inc. ("Renovo"), a direct-to-consumer home remodeling business, which commenced a liquidation process on November 3, 2025. While Renovo was previously removed from non-accrual status following a comprehensive recapitalization in the second quarter, the Company subsequently determined early in the fourth quarter that it does not expect to recover value from its investment in Renovo, and expects to fully write the investment down in the fourth quarter of 2025. As of September 30, 2025, the value of the Company’s investment in Renovo represented approximately 1.3% of the Company’s total investments at fair value. It is anticipated to impact the Company’s fourth quarter NAV by approximately $0.11 per share on a pro forma basis. The Company views this outcome to be a result of issues specific to this issuer, rather than a reflection of broader sector weakness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of September 30, 2025, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$7,518,809	$0.26
Up 200 basis points	5,012,539	0.17
Up 100 basis points	2,506,270	0.09
Down 100 basis points	(2,506,270)	(0.09)
Down 200 basis points	(5,002,637)	(0.17)
Down 300 basis points	(7,354,823)	(0.25)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2025, we are currently not a party to any pending material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

* Filed herewith.

(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on December 10, 2020 and incorporated herein by reference.
(2)
Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 814-01378) filed on August 2, 2024 and incorporated herein by reference.
(3)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56231) filed on January 25, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackRock Direct Lending Corp.

Date: November 7, 2025	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Chief Executive Officer

Date: November 7, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)