Form 10-K
period 2025-12-31
BlackRock Direct Lending Corp.
filed 2026-02-27
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

As of December 31, 2025, there was no established public market for the Registrant's shares of common stock.

The number of the Registrant's shares of common stock outstanding on February 27, 2026 was 29,173,775.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK DIRECT LENDING CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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
•
We may experience cybersecurity incidents and are subject to cybersecurity risks.
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

The Company commenced operations on November 30, 2020.

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS
Investment Partners (“HPS”), a leading global credit investment manager (the “BlackRock/HPS Transaction”). In connection with the
BlackRock/HPS Transaction, certain senior personnel of HPS joined the Advisor’s investment committee for the Company’s portfolio as voting members.

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

A Leader in Alternative Credit Investing

BlackRock is the world’s largest publicly traded investment management firm, with approximately $14.0 trillion of assets under management as of December 31, 2025. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South

America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 38 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

For over 35 years, including through legacy entities, BlackRock has been creating and managing alternatives portfolios. BlackRock has continually grown investment capabilities in response to, and in anticipation of, client needs. This strategic commitment is reflected in the considerable human and technological resources it has developed in order to ensure the long-term success of its alternatives platform. BlackRock has also hired respected industry professionals to complement its homegrown talent. Today, BlackRock has over 1,000+ professionals dedicated solely to alternatives across 25+ global investment centers. BlackRock’s strong governance and scale enable its investment teams to focus solely on investing and benefit from accessing more deals, research, and insight than they would as independent businesses. BlackRock’s scale helps it deliver sourcing, performance, and solutions that aim to help clients achieve objectives.

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

BlackRock believes that the growth of small-to-medium sized businesses will be key to growth for all developed economies, and in particular, the United States. Middle market companies represent approximately one-third of U.S. private sector GDP and employ nearly 48 million people, providing approximately one-third of all U.S. jobs as of December 31, 2025, according to the National Center for the Middle Market. BlackRock anticipates that direct lending providers to the middle market will enable these businesses to access capital that is increasingly difficult for them to obtain from traditional bank sources yet is important for continued economic growth.

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

BlackRock’s acquisition of HPS on July 1, 2025 resulted in the formation of the $370 billion Private Financing Solutions (PFS) platform, granting the Company access to even more deal flow. Both BlackRock and HPS have managed private credit strategies for approximately two decades, each with differentiated origination platforms spanning both sponsor and non-sponsor channels. The Company now benefits from the full scale, sourcing network, and underwriting expertise of the combined PFS platform, while maintaining its dedicated investment team and strategy-specific governance.

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

Investment Committee and Decision-making

With respect to its management of the Company, the Adviser’s transaction evaluation is organized around a centralized investment committee that provides for a consistent, repeatable decision-making process. The Adviser’s investment committee for the Company’s portfolio (the “Investment Committee”) includes investment professionals of the Adviser and key senior-level constituents from other functional groups including BlackRock’s Risk and Qualitative Analysis (“RQA”) group. The voting members of the Investment Committee (“Voting Members”) will be drawn from a pool of the Adviser’s senior professionals. The Investment Committee is currently comprised of permanent Voting Members and rotating Voting Members (rotating Voting Members will vote during certain established time intervals). The Voting Members of the Investment Committee for the Company are currently Philip Tseng, Jason Mehring, Dan Worrell, Christian Donohue, Vikas Keswani, Michael Fenstermacher, and Grishma Parekh. The Investment Committee generally meets weekly (or more frequently, if determined necessary) and all key professionals are invited and encouraged to attend. Transactions are brought before the Investment Committee and presented by the industry-led deal teams and accompanied by detailed investment memoranda distributed for review in advance of each meeting. Buy/sell recommendations are debated vigorously and all members of the Investment Committee are encouraged to contribute to the discussion. No Voting Member of the Investment Committee holds a veto.

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

Private Offering of Notes

On the Initial Closing Date, the Company issued to each of approximately 110 separate investors a promissory note with a principal amount of $1,000 (each a “Note” and collectively the “Notes”) in private placement transactions pursuant to certain exemptions of the Securities Act and the laws of the states and jurisdictions where such offerings were made. The purchase price for each Note was $1,000 per Note. The Company pays interest on the unpaid principal amount of the Notes at a rate of 12.00% per annum per Note payable semi-annually in arrears. The Notes have a 30-year term. Some or all of the Notes may be prepaid by the Company at any time, in whole or in part, provided that (i) the Company will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occured prior to December 31, 2022, the Company paid on the date of such prepayment a one-time premium equal to $100 per Note.

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

Investment Management Agreement

The Advisor is located at 100 Bellevue Parkway, Wilmington, Delaware 09809. The Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is an indirect subsidiary of BlackRock, Inc.

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
•
The end of the fiscal year in which the Company’s total annual gross revenues first exceed $1.235 billion;
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

The occurrence of events similar to those in recent years, such as localized wars, instability, pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In particular, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. In addition, U.S. military action overseas and the conflict in the Middle East may cause exacerbated volatility and disruptions to both the domestic and global economy, spawn additional conflicts, result in possible sanctions and countersanctions, and trigger retaliatory cyberattacks. Any of the above factors, as well as other governmental actions, could have an adverse impact on macroeconomic factors that affect the Company and our portfolio companies' businesses, financial conditions, cashflows, and operations. We cannot predict the nature, magnitude and duration of the hostilities stemming from these conflicts. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

The current political climate has intensified concerns about potential trade wars between China and the U.S., as each country has imposed tariffs on the other country’s products, and between the U.S. and other nations, with additional tariffs under the new administration in the U.S. also under discussion. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Company’s performance.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to shareholders. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. If inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. This risk is greater for fixed-income instruments with longer maturities.

Although inflation generally decelerated and stabilized throughout 2024 and 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until
September 2025, the Federal Reserve had held interest rates steady in 2025. Despite the interest rate reductions in the third and fourth quarters of 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Company's Board of Directors designated the Advisor as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations. As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

Changes enacted by the current or a future presidential administration could significantly impact the regulation of financial markets in the U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have been, effectuated through executive order. It is not possible to predict which, if any, actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

Conversely, a decrease in the general level of interest rates typically leads to a higher rate of prepayments by borrowers.
Accordingly, a decrease in interest rates may result in our reinvestment of the prepayment proceeds at lower rates of return than the return on the investments that were prepaid. A decrease in interest rates could lead to loans generating lower returns for us for the same level of risk. We may therefore be required to invest in risker loans to achieve the same level of returns.

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

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio investments. These advancements could harm our Company and our portfolio investments by reducing the demand for both the technology and software offerings of our portfolio investments. Additionally, these advancements could significantly disrupt our portfolio investments and subject them to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Also, artificial intelligence and machine learning technology advancements, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets.

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

Regulations related to artificial intelligence and machine learning technology could also impose certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice,
Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S.
regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain artificial intelligence and machine learning technology and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should the Company, the Advisor and our portfolio companies fail to comply.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes.

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

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2025.

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
•
For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
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

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS LLC. There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisor will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisor will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisor may not continue with the Advisor after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisor may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisor for an undetermined period. There can be no assurances that BlackRock or the Advisor will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisor. Some of the challenges presented by the integration of the businesses are outside of BlackRock’s control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management’s time and energy, which could materially affect BlackRock or the Advisor. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisor, including for the foregoing reasons, our operations and investment results may be adversely affected.

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

Certain loans we make are prepayable at any time, some of them at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for the Company in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields. Additionally, these companies may not be able to get a full tax deduction for such borrowings.

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

Risks Related to Our Operations as a BDC

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

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange in which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. For example, the listing standards of the national securities exchanges require us to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2025, approximately $22.7 million, or approximately 8.7%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC will generally be satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. Since we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

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

We may experience cybersecurity incidents and are subject to cybersecurity risks.

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

Cybersecurity failures or breaches by the Advisor, and other third-party service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, such plans and systems, could prove to be inadequate, and, if compromised, could become inoperable for extended periods of time, cease to function properly, fail to adequately secure private information or have other risks that have not been identified. Furthermore, we cannot control the cybersecurity plans and systems put in place by our third-party service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

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

The Advisor, an indirect subsidiary of BlackRock, is responsible for the overall management of the Company. The Advisor relies on BlackRock’s enterprise risk management framework for the Company’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls and takes protective measures involving significant expense to prevent and address potential data breaches, inadvertent disclosures and sophisticated cyberattacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyberattack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Company cannot control the cybersecurity plans and systems of its Service Providers. The Company and its shareholders could be negatively impacted as a result.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyberattack, a pandemic, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations. and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyberattacks.

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

Specifically, the Company relies on the enterprise risk management (“ERM”) framework of BlackRock, for the Company’s cybersecurity risk management and strategy. The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisor regarding BlackRock’s cybersecurity program. Key aspects of the ERM framework are summarized below.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27002 and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

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

i.
Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s Board of Directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
ii.
Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
iii.
Safeguards: The Company deploys a range of people, process and technical controls that are designed to protect the Company's information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.
iv.
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
v.
Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems or prevent system disruptions or cyberattacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
vi.
Education and Awareness: BlackRock’s employees and contractors receive communications on its evolving information security policies and procedures and are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2025, the Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

As of December 31, 2025, we have sold 29,173,775 shares for an aggregate offering price of $301.0 million, gross of offering costs.

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.20	$5,886,188
November 7, 2025	December 17, 2025	December 31, 2025	Regular	$0.21	$6,035,653
December 17, 2025	December 19, 2025	December 30, 2025	Special	$0.21	$5,900,000
				$0.82	$23,540,971

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 Act, as amended, (the “Exchange Act”), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2025, 91.3% of our total assets were invested in qualifying assets.

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

As of December 31, 2025, none of our investments were categorized as Level 1, 1.8% were categorized as Level 2 and 98.2% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the year ended December 31, 2025, we invested approximately $57.6 million, comprised of investments in 16 new and 15 existing portfolio companies. Of these investments, $56.6 million, or 98.3% of total acquisitions, were in senior secured loans. The remaining $1.0 million or 1.7% of total acquisitions, was comprised of two new equity investments. Additionally, we received approximately $60.6 million in proceeds from sales or repayments of investments during the year ended December 31, 2025.

During the year ended December 31, 2024, we invested approximately $55.3 million, comprised of investments in 24 new and 28 existing portfolio companies. Of these investments, $52.4 million, or 94.8% of total acquisitions, were in senior secured loans.The remaining $2.9 million or 5.2% of total acquisitions, was comprised of five new equity investments. Additionally, we received approximately $69.3 million in proceeds from sales or repayments of investments during the year ended December 31, 2024.

At December 31, 2025, our investment portfolio of $210.1 million (at fair value) consisted of 104 portfolio companies and was invested 98.3% in senior secured loans and 1.7% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 3.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 12.6% of our portfolio at December 31, 2025.

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

The industry composition of our portfolio at fair value at December 31, 2025. was as follows:

Industry	Percent of Total Investments
Software	30.5%
Professional Services	10.0%
Internet Software and Services	7.3%
Diversified Financial Services	5.6%
Construction and Engineering	5.1%
IT Services	4.6%
Diversified Consumer Services	4.1%
Health Care Technology	3.5%
Media	3.0%
Real Estate Management and Development	2.6%
Insurance	2.5%
Road and Rail	2.4%
Commercial Services and Supplies	2.2%
Wireless Telecommunication Services	2.2%
Paper and Forest Products	2.1%
Capital Markets	1.9%
Healthcare Providers and Services	1.7%
Specialty Retail	1.4%
Construction Materials	1.3%
Electrical Equipment	1.3%
Internet and Catalog Retail	1.2%
Other	3.5%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 10.2% at December 31, 2025 and 11.6% at December 31, 2024, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 9.5% at December 31, 2025 and 11.0% at December 31, 2024. At December 31, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.6% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.4% at December 31, 2025. Debt investments in 10 portfolio companies were on non-accrual status as of December 31, 2025, representing 2.8% of the portfolio at fair value and 6.9% at cost. At December 31, 2024, 99.3% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1% at December 31, 2024. Our debt investment in 7 portfolio company was on non-accrual status as of December 31, 2024, representing 5.0% of the portfolio at fair value and 10.6% at cost.

Results of operations

Investment income

Investment income totaled $27.1 million, $33.8 million and $32.4 million, respectively, for the years ended December 31, 2025, 2024 and 2023, of which $27.1 million, $33.8 million and $32.3 million were attributable to interest and fees on our debt investments, and $0.0 million, $0.0 million and $0.1 million to other income, respectively. The decrease in investment income for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflects the decrease in portfolio size and fall in SOFR rates. The increase in investment income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects the increase in portfolio size and rise in SOFR rates.

Expenses

Total operating expenses for the years ended December 31, 2025, 2024 and 2023 were $4.1 million, $8.5 million, and $10.7 million respectively, comprised of $2.1 million, $2.3 million and $2.1 million in management fees, $0.6 million, $0.6 million and $0.4 million in professional fees, $0.4 million, $3.6 million and $4.6 million in incentive fees, $0.3 million, $0.4 million and $0.3 million in administrative expenses, $0.0 million, $0.9 million and $2.7 million in interest and other debt expenses and $0.7 million, $0.7 million and $0.6 million in other expenses, respectively. The decrease in expenses in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflects the decrease in interest expense due to the maturity of the Capital Call Facility and decrease in incentive fees earned during the year ended December 31, 2025. The decrease in expenses in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects the decrease in interest expense due to the maturity of the Capital Call Facility and decrease in incentive fees earned during the year ended December 31, 2024. Additionally, there was an increase in incentive fees earned and an increase in interest expenses in 2023, which can be attributed to the higher LIBOR/SOFR rates during the year ended December 31, 2023.

Net investment income (loss)

Net investment income (loss) was $23.0 million, $25.3 million and $21.6 million, respectively for the years ended December 31, 2025, 2024 and 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2025, 2024 and 2023 was $(25.0) million, $(1.4) million and $0.0 million, respectively. Net realized losses for the year ended December 31, 2025 was comprised primarily of $6.6 million, $2.9 million, $1.9 million, $1.3 million and $1.0 million in losses from the restructuring of our investments in Razor, InMoment, SellerX, Streamland and Juice Plus, respectively, along with $6.2 million, $2.6 million and $2.3 million in losses from the disposition of our investments in Homerenew Buyer, Astra Acquisition and INH Buyer, respectively. Net realized losses for the year ended December 31, 2024 was comprised primarily of $1.0 million and $0.5 million in losses from the restructuring of our investments in McAfee and Pluralsight, respectively.

For the years ended December 31, 2025, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $7.2 million, $(13.1) million, and $(1.1) million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2025 primarily reflects $4.5 million and $1.6 million reversals of previously recognized unrealized losses from the restructuring of our investments in Razor and InMoment, respectively, $2.6 million, $2.6 million and $1.9 million reversals of previously recognized unrealized losses from the disposition of our investments in Astra Acquisition, Homerenew Buyer and INH Buyer, respectively, and $1.1 million in unrealized gain on our investment in Job and Talent, partially offset by a $2.1 million unrealized loss on our investment in Alpine, a $1.3 million unrealized loss on our investment in Brook & Whittle, a $0.9 million unrealized loss on our investment in Suited Connector, and a $0.7 million unrealized loss on our investment in Zilliant. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2024 was primarily driven by $(6.0) million unrealized depreciation in our investment in Razor Group, $(2.4) million on our investment in HomeRenew Buyer, Inc., $(1.5) million in our investment in InMoment, Inc., $(1.3) million in our investment in INHBuyer, Inc., and $(1.2) million on our investment in Streamland Media Midco, LLC as well as unrealized losses across the portfolio,partially offset by $0.7 million unrealized appreciation on our investment in Magenta Buyer, LLC (McAfee) and $0.2 million unrealized appreciation in our investment in DTI Holdco. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2023 was primarily driven by $(1.3) million unrealized depreciation in our investment in Magenta Buyer, LLC (McAfee), $(0.9) million on our investment in Astra Acquisition Corporation, and $(0.8) million on our investment in Whele, LLC (Perch) as well as unrealized losses across the portfolio from widening market spreads, partially offset by $0.2 million unrealized appreciation on our investment in Avalara, Inc.

Incentive compensation

For the year ended December 31, 2025, $0.4 out of the potential $2.9 million incentive fees was earned due the Company’s cumulative performance not fully exceeding the total return threshold. For the year ended December 31, 2024, $3.6 million in incentive fees earned were accrued due to our performance exceeding the cumulative total return threshold. For the year ended December 31, 2023, $4.6 million in incentive fees earned were accrued due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the year ended December 31, 2025, 2024 and 2023.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. There was no excise tax incurred in the years ended December 31, 2025, and 2024. For the year ended December 31, 2023, an excise tax expense of $1,809 was recorded.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $5.1 million, $10.8 million, and $20.5 million, respectively, for the years ended December 31, 2025, 2024 and 2023.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Shares Issued	2,091,875	3,328,790	6,293,534
Average Price Per Share	$9.58	$10.54	$10.35
Proceeds (1)	$20,048,825	$35,085,443	$65,158,683

(1)
Net of offering costs of $17,841, $31,222, and $57,985, respectively for the years ended December 31, 2025, 2024 and 2023.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, secured by the unfunded equity commitments of the Company’s investors. On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 16, 2023, interest on the Capital Call Facility accrued at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrued at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than 50%. The Capital Call Facility was fully paid off and terminated upon its maturity on June 16, 2024.

Total debt outstanding as of December 31, 2025 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2025, the Company’s asset coverage ratio was 237,323%.

Net cash provided by operating activities during year ended December 31, 2025 was $22.3 million, consisting primarily of the settlement of disposition of investments (net of acquisitions) of $4.1 million and net investment income (net of non-cash income and expenses) of approximately $18.2 million.

Net cash used in financing activities was $(3.5) million during the year ended December 31, 2025, consisting of $23.5 million in dividends paid to shareholders offset by $20.1 million proceeds from shares of common stock sold.

At December 31, 2025 we had $47.2 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the year ended December 31, 2025 and 2024.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.20	$5,886,188
November 7, 2025	December 17, 2025	December 31, 2025	Regular	$0.21	$6,035,653
December 17, 2025	December 19, 2025	December 30, 2025	Special	$0.21	$5,900,000
				$0.82	$23,540,971

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
November 6, 2024	December 17, 2024	December 31, 2024	Regular	$0.25	$6,667,404
December 13, 2024	December 20, 2024	December 27, 2024	Special	$0.24	$6,500,000
				$0.95	$25,630,015

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of December 31, 2025, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$6,896,525	$0.24
Up 200 basis points	4,597,683	0.16
Up 100 basis points	2,298,842	0.08
Down 100 basis points	(2,295,717)	(0.08)
Down 200 basis points	(4,560,130)	(0.16)
Down 300 basis points	(6,207,432)	(0.21)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock Direct Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of BlackRock Direct Lending Corp. (the “Company”), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, financial highlights (in Note 9) for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2026

We have served as the Company’s auditor since 2020.

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $222,558,514 and $248,984,601, respectively)	$210,055,893	$229,315,968
Total investments (cost of $222,558,514 and $248,984,601, respectively)	210,055,893	229,315,968

Cash and cash equivalents	47,184,002	28,380,210
Receivable for investments sold	2,789,621	1,546,546
Interest receivable	2,037,974	2,078,760
Deferred offering costs	—	17,841
Prepaid expenses and other assets	56,815	94,641
Total assets	262,124,305	261,433,966

Liabilities
Management fees payable	527,482	583,102
Debt (net of deferred issuance costs of $13,543 and $14,085, respectively)	96,457	95,915
Reimbursements due to the Advisor	59,187	74,031
Incentive fees payable (Note 3)	—	883,149
Payable for investments purchased	—	99,494
Accrued expenses and other liabilities	495,946	406,486
Total liabilities	1,179,072	2,142,177

Commitments and contingencies (Note 5)

Net assets	$260,945,233	$259,291,789

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 29,173,775 and 27,081,900 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$29,175	$27,083
Paid-in capital in excess of par	300,408,295	280,361,562
Distributable earnings (loss)	(39,492,237)	(21,096,856)
Total net assets	260,945,233	259,291,789
Total liabilities and net assets	$262,124,305	$261,433,966

Net assets per share	$8.94	$9.57

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations

	For the Year Ended December 31,
	2025	2024	2023
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$25,001,092	$31,604,009	$30,770,599
PIK income:
Non-controlled, non-affiliated investments	2,081,796	2,178,555	1,535,999
Other income:
Non-controlled, non-affiliated investments	—	4,321	47,553
Total investment income	27,082,888	33,786,885	32,354,151

Operating expenses
Management fees	2,095,516	2,341,646	2,116,298
Professional fees	570,355	598,578	439,380
Incentive fees earned	398,079	3,616,008	4,585,541
Administrative expenses	333,008	406,803	320,583
Director fees	147,956	138,218	124,500
Custody and transfer agent fees	53,937	84,955	73,783
Insurance expense	35,473	30,272	30,838
Interest and other debt expenses	13,741	861,687	2,705,528
Other operating expenses	425,692	396,675	336,139
Total operating expenses	4,073,757	8,474,842	10,732,590

Net investment income before taxes	23,009,131	25,312,043	21,621,561

Excise tax expense	—	—	1,809
Net investment income	23,009,131	25,312,043	21,619,752

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(25,029,552)	(1,410,288)	3,222
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	7,166,011	(13,079,329)	(1,095,138)
Net realized and unrealized gain (loss)	(17,863,541)	(14,489,617)	(1,091,916)

Net increase (decrease) in net assets from operations	$5,145,590	$10,822,426	$20,527,836

Earnings per share (1)	$0.19	$0.46	$1.03

Basic and diluted weighted average shares outstanding	28,199,477	25,581,216	20,136,022

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2022	17,459,576	$17,460	$180,302,036	$(5,210,020)	$175,109,476

Issuance of common stock	6,293,534	6,294	65,210,373	—	65,216,667
Offering costs charged to paid-in capital	—	—	(57,985)	—	(57,985)
Net investment income	—	—	—	21,619,752	21,619,752
Net realized and unrealized gain (loss)	—	—	—	(1,091,916)	(1,091,916)
Dividends paid to common shareholders (1)	—	—	(173,167)	(21,608,892)	(21,782,059)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,809)	1,809	—
Balance at December 31, 2023	23,753,110	$23,754	$245,279,448	$(6,289,267)	$239,013,935

Issuance of common stock	3,328,790	3,329	35,113,337	—	35,116,666
Offering costs charged to paid-in capital	—	—	(31,223)	—	(31,223)
Net investment income	—	—	—	25,312,043	25,312,043
Net realized and unrealized gain (loss)	—	—	—	(14,489,617)	(14,489,617)
Dividends paid to common shareholders	—	—	—	(25,630,015)	(25,630,015)
Balance at December 31, 2024	27,081,900	$27,083	$280,361,562	$(21,096,856)	$259,291,789

Issuance of common stock	2,091,875	2,092	20,064,574	—	20,066,666
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	23,009,131	23,009,131
Net realized and unrealized gain (loss)	—	—	—	(17,863,541)	(17,863,541)
Dividends paid to common shareholders	—	—	—	(23,540,971)	(23,540,971)
Balance at December 31, 2025	29,173,775	$29,175	$300,408,295	$(39,492,237)	$260,945,233

(1) Dividends paid to common shareholders includes a tax return of capital of $173,167 for the year ended December 31, 2023.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$5,145,590	$10,822,426	$20,527,836
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	25,029,552	1,410,288	(3,222)
Change in net unrealized (appreciation)/depreciation of investments	(7,166,011)	13,079,329	1,095,138
Net amortization of investment discounts and premiums	(1,551,633)	(1,528,183)	(1,383,117)
Amortization of deferred debt issuance costs	541	46,501	196,300
Interest and dividend income paid in kind	(2,081,796)	(2,374,804)	(1,535,999)
Changes in assets and liabilities:
Purchases of investments	(55,179,244)	(55,320,952)	(71,857,910)
Proceeds from disposition of investments	60,564,846	69,294,269	33,242,394
Decrease (increase) in receivable for investments sold	(1,243,075)	(1,546,546)	—
Decrease (increase) in interest receivable	(314,851)	964,488	(1,186,671)
Decrease (increase) in prepaid expenses and other assets	37,826	10,768	153,805
Increase (decrease) in management fees payable	(55,620)	583,102	(445,634)
Increase (decrease) in reimbursements due to the Advisor	(14,844)	(75,504)	(135,752)
Increase (decrease) in incentive fees payable	(883,149)	(36,780)	919,929
Increase (decrease) in payable for investments purchased	(99,494)	(1,052,328)	878,825
Increase (decrease) in accrued expenses and other liabilities	89,460	(164,620)	87,938
Increase (decrease) in interest and debt related payables	—	(89,833)	(23,359)
Net cash provided by (used in) operating activities	22,278,098	34,021,621	(19,469,499)

Financing activities
Draws on credit facilities	—	3,500,000	41,500,000
Repayments on credit facilities	—	(23,000,000)	(59,500,000)
Proceeds from shares of common stock sold	20,066,666	35,116,666	65,216,667
Payments of debt issuance costs	—	—	(100,000)
Dividends paid in cash to stockholders	(23,540,971)	(25,630,015)	(26,132,059)
Net cash provided by (used in) financing activities	(3,474,305)	(10,013,349)	20,984,608

Net increase (decrease) in cash and cash equivalents (including restricted cash)	18,803,792	24,008,272	1,515,109
Cash and cash equivalents (including restricted cash) at beginning of year	28,380,210	4,371,938	2,856,829
Cash and cash equivalents (including restricted cash) at end of year	$47,184,002	$28,380,210	$4,371,938

Supplemental cash flow information
Interest payments	13,741	884,062	2,471,146
Excise tax payments	—	—	1,809

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments

December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	10.68%	3/31/2026	$766,715	$766,197	$765,181	0.30%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	10.68%	2/25/2026	$46,317	46,261	46,132	0.02%	F
								812,458	811,313	0.32%
Beverages
JP Intermediate B, LLC (Juice Plus)	Second Out Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	3/31/2031	$654,495	651,223	434,585	0.17%	F/J
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	10.67%	10.67%	9/30/2030	$182,460	161,648	182,460	0.07%	F
								812,871	617,045	0.24%
Building Products
TL Alpine Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.72%	8/1/2030	$792,147	778,838	795,315	0.31%	F
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	10.02%	12/31/2028	$991,742	986,432	561,326	0.22%	F/J
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.98%	3/1/2030	$79,688	78,094	77,297	0.03%	F
								1,843,364	1,433,938	0.56%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	1/31/2031	$3,932,333	3,853,686	3,899,849	1.52%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.42%	1/31/2031	$—	(11,292)	(4,664)	—	E/F
								3,842,394	3,895,185	1.52%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	12/26/2030	$950,000	933,994	942,400	0.37%	F
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2028	$1,584,074	1,564,178	1,563,358	0.61%	F
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2028	$1,098,815	1,084,306	1,084,445	0.42%	F
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2027	$—	(2,421)	(2,560)	—	F/E
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.22%	8/31/2029	$1,076,305	1,067,576	1,076,305	0.42%	F
								4,647,633	4,663,948	1.82%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.46%	2/1/2030	$740,775	726,609	740,775	0.29%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.27%	2/1/2030	$303,269	297,038	303,269	0.12%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.50%	8.29%	2/1/2029	$—	(1,932)	—	—	E/F
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	10.12%	5/16/2030	$220,325	213,765	220,324	0.09%	F
Brown & Settle, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	10.26%	5/16/2030	$2,635,814	2,575,178	2,656,901	1.03%	F
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$—	(8,154)	(6,095)	—	E/F
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$—	(6,792)	(3,770)	—	E/F
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$3,262,562	3,206,632	3,229,936	1.26%	F
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.57%	5/31/2030	$—	(2,072)	1,395	—	E/F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.57%	5/31/2030	$—	(2,326)	—	—	E/F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.57%	5/31/2030	$734,884	720,186	742,233	0.29%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$70,196	66,718	72,510	0.03%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$765,834	755,570	769,663	0.30%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$279,665	273,371	281,063	0.11%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$288,804	282,306	290,248	0.11%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$520,979	513,021	523,584	0.20%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$803,831	791,454	807,850	0.31%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$85,423	82,673	85,423	0.03%	F
								10,483,245	10,715,309	4.17%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.18%	2/1/2028	$979,061	957,226	922,353	0.36%
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.18%	2/1/2028	$1,999,370	1,981,978	1,883,566	0.73%
								2,939,204	2,805,919	1.09%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.27%	12/14/2027	$849,879	841,718	815,884	0.32%	F

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25%	13.09%	3/14/2029	$1,915,659	1,780,804	256,698	0.10%	F/J

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.92%	9/29/2028	$4,050,498	$3,997,098	$3,755,129	1.46%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	5.25%	12.00%	9/15/2027	$187,484	184,797	173,919	0.07%	F
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$102,794	102,858	—	—	F/J
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$1,554,574	1,150,810	—	—	F/J
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$233,571	233,686	—	—	F/J
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	3.00%	12.69%	12/31/2028	$321,213	321,213	221,637	0.09%	B/F
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	3.00%	12.69%	12/31/2028	$927,975	927,975	640,303	0.25%	B/F
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.69%	6/18/2029	$987,486	1,005,238	987,486	0.38%	B/F
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.90%	11/5/2026	$105,633	105,163	105,633	0.04%	B/F
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.18%	4/10/2031	$—	(1,477)	(11,040)	—	E/F
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.18%	4/10/2031	$2,829,603	2,803,066	2,642,849	1.03%	F
								10,830,427	8,515,916	3.32%
Diversified Financial Services
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.09%	3/15/2030	$268,772	267,282	237,863	0.09%	F
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.92%	6/30/2031	$—	(2,765)	—	—	E/F
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	6/30/2031	$1,202,595	1,191,124	1,203,797	0.47%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.22%	9/1/2027	$—	(251)	—	—	E/F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.22%	9/1/2027	$673,847	669,451	673,847	0.26%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$770,650	763,258	764,689	0.30%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$870,037	854,711	863,307	0.34%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$2,774,339	2,747,545	2,752,879	1.07%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.33%	9/7/2028	$1,134,929	1,134,772	1,146,278	0.45%	F
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	5/14/2031	$4,159,158	4,140,542	4,188,272	1.63%	F
								11,765,669	11,830,932	4.61%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.94%	10/15/2031	$—	(2,793)	(41,690)	(0.02)%	E/F
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.94%	10/15/2031	$38,103	38,103	17,259	0.01%	F
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.13%	10/15/2031	$554,741	547,459	451,559	0.18%	F
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$—	(1,867)	—	—	E/F
Griffon Bidco Inc. (Layerzero)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$—	(3,745)	—	—	E/F
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$2,208,140	2,186,540	2,208,140	0.86%	F
								2,763,697	2,635,268	1.03%
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90%	10.47%	10/25/2027	$1,787,801	1,774,643	1,694,835	0.66%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.90%	10.47%	10/25/2027	$149,426	148,278	141,167	0.05%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.82%	5/4/2028	$1,462,748	1,448,980	1,434,663	0.56%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	9.82%	5/4/2028	$340,203	339,054	333,671	0.13%	F
								3,710,955	3,604,336	1.40%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	8.57%	5/6/2027	$556,225	552,957	561,231	0.22%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.85%	8.57%	5/6/2027	$—	(349)	—	—	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.58%	5/3/2027	$3,325,794	3,303,186	3,315,817	1.29%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.58%	5/3/2027	$220,105	218,790	219,371	0.09%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.04%	10/2/2028	$800,332	798,803	780,529	0.30%	F
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$—	(3,088)	(1,338)	—	E/F
MRO Parent Corporation	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$—	(3,083)	(1,338)	—	E/F
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$2,558,599	2,523,607	2,543,247	0.99%	F
								7,390,823	7,417,519	2.89%
Hotels, Restaurants & Leisure
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.72%	5/16/2031	$—	(5,024)	1,485	—	E/F
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	8.72%	5/16/2030	$—	(3,262)	—	—	E/F
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.72%	5/16/2031	$1,298,951	1,283,003	1,304,147	0.51%	F
								1,274,717	1,305,632	0.51%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.79%	8/31/2029	$2,657,441	$2,614,641	$2,657,441	1.03%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.79%	8/31/2028	$45,622	41,745	45,623	0.02%	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.82%	8/25/2028	$1,253,197	1,244,248	1,243,478	0.48%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.82%	8/25/2028	$—	(74,303)	(21,644)	(0.01)%	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/1/2032	$—	(1,630)	(3,507)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	7/1/2032	$—	(1,087)	(1,169)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/1/2032	$1,402,632	1,388,904	1,388,605	0.54%	F
								5,212,518	5,308,827	2.06%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.82%	9/2/2032	$—	(3,402)	(3,924)	—	E/F
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.82%	9/2/2032	$2,654,335	2,628,630	2,625,137	1.02%	F
								2,625,228	2,621,213	1.02%
Internet Software & Services
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	8/24/2030	$661,210	647,990	653,101	0.25%	F
Civicplus LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.20%	8/24/2030	$—	(1,738)	(1,592)	—	E/F
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.82%	8/24/2030	$3,177,826	3,155,284	3,154,638	1.23%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.07%	8/23/2029	$300,335	292,828	300,336	0.12%	F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.07%	8/23/2029	$4,140,263	4,067,253	4,181,665	1.63%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25%	10.34%	8/29/2029	$2,333,415	2,311,260	2,356,749	0.92%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25%	10.34%	8/29/2029	$857,900	854,366	866,479	0.34%	F
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.09%	7/27/2028	$94,668	93,814	95,023	0.04%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	10.85%	7/27/2028	$249,393	236,161	190,162	0.07%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.26%	11.10%	7/27/2028	$613,383	585,239	269,889	0.10%
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	6.51%	10.35%	7/27/2028	$1,774,468	1,421,644	417,000	0.16%	J
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	3.00%	8.32%	8/22/2029	$—	—	—	—	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00%	8.32%	8/22/2029	$123,623	122,080	123,623	0.05%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00%	8.32%	8/22/2029	$70,031	70,031	70,031	0.03%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	0.00%	11.32%	8/22/2029	$212,797	210,343	94,137	0.04%	F/J
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	0.00%	10.94%	12/1/2027	$1,693,576	1,681,673	535,170	0.21%	F/J
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	0.00%	10.94%	12/1/2027	$260,420	258,036	82,293	0.03%	F/J
								16,006,264	13,388,704	5.22%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.59%	11/8/2030	$—	(6,462)	(1,477)	—	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.59%	11/8/2030	$3,545,144	3,476,728	3,530,964	1.37%	F
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$—	(1,667)	(2,000)	—	E/F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$—	(2,222)	(1,333)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$722,222	707,778	713,556	0.28%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.36%	5/12/2030	$—	(6,135)	(23,699)	(0.01)%	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.36%	5/12/2030	$3,885,090	3,811,678	3,648,100	1.42%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	10.72%	12/29/2028	$2,191,476	2,148,204	1,904,392	0.74%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	10.72%	12/30/2027	$—	(1,002)	(10,831)	—	E/F
								10,126,900	9,757,672	3.80%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	10.97%	12/21/2028	$933,544	915,444	933,544	0.36%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	10.83%	12/21/2028	$68,712	67,388	68,712	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	10.83%	12/21/2028	$27,268	25,004	27,268	0.01%	F
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.98%	12/18/2029	$50,000	44,027	48,500	0.02%	F
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.98%	12/20/2029	$250,000	247,921	249,500	0.10%	F
								1,299,784	1,327,524	0.52%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$—	$(576)	$(683)	—	E/F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$799,957	793,988	792,597	0.31%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$666,244	653,446	660,114	0.26%	F
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	0.00%	10.43%	3/31/2029	$198,793	198,793	198,793	0.08%	F
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	0.00%	10.43%	3/31/2029	$113,109	113,109	113,109	0.04%	F
Streamland Media Midco LLC	First Out Term Loan	SOFR(M)	1.00%	0.00%	10.43%	3/31/2029	$1,408,554	1,408,554	1,408,554	0.55%	F
Streamland Media Midco LLC	Last Out Term Loan	SOFR(M)	0.00%	0.00%	10.43%	3/31/2029	$1,282,044	1,216,296	933,328	0.36%	F/J
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.98%	10.32%	8/23/2026	$1,368,739	1,364,070	1,341,364	0.52%	F
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.09%	12/31/2030	$801,429	787,610	790,209	0.31%	F
								6,535,290	6,237,385	2.43%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$212,422	204,755	60,734	0.02%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$191,384	185,979	82,257	0.03%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien 2nd Incremental Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$237,707	233,668	102,167	0.04%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Participation Tranche 1 Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$2,102,878	2,086,533	903,817	0.35%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$600,117	595,199	257,930	0.10%	F/J
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$1,339,479	1,323,397	575,708	0.22%	F/J
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	10.09%	12/23/2026	$1,126,167	1,126,167	1,120,917	0.44%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.75%	10.83%	12/23/2026	$1,409,366	1,397,739	1,400,199	0.54%	F
								7,153,437	4,503,729	1.74%
Professional Services
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.51%	12/20/2031	$10,715	10,499	10,543	—	F
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.51%	12/20/2031	$—	(123)	(69)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.65%	12/20/2031	$59,168	58,548	58,820	0.02%	F
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.43%	10/24/2029	$808,081	794,945	804,040	0.31%	F
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	5.75%	9.69%	10/24/2029	$16,162	14,912	15,758	0.01%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$409,356	404,090	405,424	0.16%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$371,312	367,668	367,746	0.14%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$314,389	310,598	311,369	0.12%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$901,138	892,098	892,483	0.35%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$—	(1,697)	(1,830)	—	F/E
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.87%	4/15/2031	$106,690	100,416	107,991	0.04%	F
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.87%	4/15/2031	$—	(3,838)	—	—	E/F
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.90%	4/15/2031	$4,099,526	4,061,279	4,103,625	1.60%	F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$—	(1,613)	—	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$—	(1,935)	—	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$728,952	714,373	728,952	0.28%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.61%	8/18/2028	$4,724,035	4,684,261	4,516,966	1.76%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.59%	8/18/2028	$117,098	113,755	98,767	0.04%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50%	10.47%	10/13/2028	$764,465	764,595	738,633	0.29%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50%	10.47%	10/13/2028	$339,762	339,755	328,281	0.13%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50%	10.47%	10/13/2028	$679,524	679,569	656,562	0.26%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50%	10.47%	10/13/2028	$526,614	526,713	508,819	0.20%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	3.50%	10.47%	10/13/2028	$1,534,587	1,535,123	1,482,731	0.58%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50%	10.47%	10/13/2028	$2,293,394	2,293,812	2,215,898	0.86%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	9.57%	9/30/2027	$1,167,150	1,161,870	1,156,811	0.45%	F
								19,819,673	19,508,320	7.60%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	8.97%	1/18/2030	$—	$(4,286)	—	—	E/F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.97%	1/18/2030	$785,714	770,000	787,128	0.31%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.33%	3/21/2027	$1,847,720	1,834,820	1,833,551	0.71%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.63%	3/2/2026	$2,800,000	2,800,000	2,741,200	1.07%	C/F
								5,400,534	5,361,879	2.09%
Road & Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$516,650	514,989	515,617	0.20%	F
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$1,000,000	997,404	998,000	0.39%	F/I
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$483,350	481,673	482,383	0.19%	F/I
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$3,000,000	2,990,653	2,994,000	1.16%	F/I
								4,984,719	4,990,000	1.94%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	10.22%	12/29/2027	$696,350	687,940	438,701	0.17%	F/J
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	11.75%	12/29/2026	$267,753	256,048	166,543	0.06%	F/J
								943,988	605,244	0.23%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.94%	6/27/2029	$2,692,626	2,666,913	2,681,014	1.04%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.92%	4/13/2029	$1,831,856	1,819,796	1,839,184	0.71%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	8.92%	4/13/2029	$42,660	41,736	42,661	0.02%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	7.98%	9/12/2029	$—	(6,303)	—	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.98%	9/12/2029	$4,111,310	4,040,197	4,135,977	1.61%	F
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.47%	5/30/2029	$489,730	485,255	482,384	0.19%	F/I
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.47%	5/30/2029	$1,000,000	990,000	981,000	0.38%	F/I
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.72%	6/12/2030	$156,863	149,510	152,745	0.06%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.72%	6/12/2030	$695,294	677,912	685,560	0.27%	F
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$37,368	37,368	36,654	0.01%	F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$10,767	10,167	9,511	—	F
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$412,728	407,529	406,950	0.16%	F
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$—	(420)	(502)	—	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	(13,548)	(15,056)	(0.01)%	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	—	(5,528)	—	E/F
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$2,258,325	2,237,564	2,235,742	0.87%	F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$220,830	219,324	219,505	0.09%	F
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$—	(1,279)	(1,193)	—	E/F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$2,148,164	2,133,522	2,135,275	0.83%	F
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.25%	6/30/2029	$—	—	(12,787)	—	E/F
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.25%	6/30/2029	$2,388,806	2,366,197	2,372,084	0.92%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.72%	5/22/2029	$112,309	107,375	112,309	0.04%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.82%	5/22/2029	$3,714,737	3,666,895	3,729,596	1.45%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.69%	3/10/2031	$—	(5,611)	(430)	—	E/F
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.69%	3/10/2031	$43,016	36,563	42,586	0.02%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	3/10/2031	$1,997,363	1,973,022	1,995,366	0.78%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50%	10.30%	7/9/2029	$2,034,120	2,013,722	2,008,840	0.78%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50%	10.30%	7/9/2029	$1,366,980	1,340,834	1,349,992	0.52%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50%	10.30%	7/9/2029	$1,329,802	1,323,034	1,313,275	0.51%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	2.50%	10.30%	7/9/2029	$—	(3,309)	(3,957)	—	F/E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50%	10.30%	7/7/2029	$242,238	242,238	242,238	0.09%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88%	9.97%	9/26/2030	$—	$(6,324)	$(8,502)	—	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88%	9.97%	9/30/2030	$4,159,480	4,107,728	4,092,928	1.59%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15%	10.51%	10/23/2027	$789,138	786,670	775,456	0.30%	F
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65%	10.57%	12/17/2027	$194,623	195,115	184,252	0.07%	F
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65%	10.57%	12/17/2027	$569,911	558,632	539,541	0.21%	F
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65%	10.57%	12/17/2027	$3,062,591	3,039,429	2,899,392	1.13%	F
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65%	10.59%	12/17/2027	$253,333	251,509	239,432	0.09%	F
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63%	9.42%	5/2/2029	$2,646,784	2,623,991	2,623,758	1.02%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.37%	8/5/2028	$2,796,125	2,758,536	2,608,702	1.01%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.72%	10/2/2028	$2,514,169	2,493,294	2,496,839	0.97%	F
Lightspeed Solutions, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.00%	9.72%	3/1/2028	$553,102	546,708	549,290	0.21%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.72%	3/1/2028	$165,823	164,519	164,680	0.06%	F
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.34%	11/19/2031	$—	(1,070)	(1,218)	—	E/F
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.34%	11/19/2031	$811,966	803,510	802,222	0.31%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.78%	9/15/2026	$725,729	725,986	704,610	0.27%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.37%	5/31/2028	$650,015	643,515	650,665	0.25%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.37%	5/31/2028	$433,343	429,010	433,777	0.17%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	Prime	0.75%	4.50%	11.25%	5/31/2028	$5,778	4,911	5,778	—	F/I
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.00%	4.75%	8.42%	2/18/2029	$47,320	46,201	45,763	0.02%	F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	2/18/2029	$2,202,814	2,180,489	2,174,791	0.85%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	2/18/2029	$—	(1,900)	(3,114)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.07%	6/30/2027	$—	(1,117)	(981)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.07%	6/30/2028	$3,405,636	3,379,466	3,379,675	1.31%	F
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.22%	7/25/2029	$78,534	73,369	78,426	0.03%	F
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.22%	7/25/2029	$3,501,849	3,429,796	3,500,470	1.36%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.69%	11/22/2028	$481,011	467,501	481,011	0.19%	F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.69%	11/22/2028	$—	(4,408)	—	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.69%	11/22/2028	$2,983,231	2,939,063	2,983,231	1.16%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.69%	11/21/2031	$—	—	—	—	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.82%	12/21/2027	$2,684,167	2,664,275	2,021,178	0.79%	F/I
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.82%	12/21/2027	$491,472	488,323	370,078	0.14%	F/I
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.82%	12/21/2027	$122,222	120,749	67,333	0.03%	F/I
								64,863,679	64,030,458	24.88%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	10.19%	7/2/2026	$2,516,593	2,509,935	2,441,095	0.95%	F
Supergoop, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.85%	9.57%	12/29/2028	$520,318	514,904	496,454	0.19%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.85%	9.57%	12/24/2027	$95,629	94,482	89,909	0.03%	F
								3,119,321	3,027,458	1.17%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	6/11/2029	$4,561,902	4,512,614	4,516,950	1.76%	B/F

Total Debt Investments - 79.14% of Net Assets								218,343,928	206,510,205	80.28%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2025

Issuer	Instrument	Ref	Total Coupon	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Beverages
New JuicePlus Parent, LLC (Juice Plus)	Common Stock			-	6,546	$—	$—	—	F/G/H

Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Common Shares			-	55,170	640	1	—	B/F/G/H
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units			-	3,794,992	1,180,243	38	—	B/F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units			-	3,127,928	—	31	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Common Shares			-	20,401	—	—	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units			-	742,790	—	7	—	F/G/H
						1,180,883	77	0.00%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares			-	271	27,200	31,950	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	2,394	—	2,142	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	299	—	10	—	B/F/G/H
						27,200	34,102	0.01%
Internet Software & Services
Igloo Parent Holdings LLC (InMoment)	Common Units				23	1,833,229	1,971,791	0.77%	C/F/G/H
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	12,349	—	—	—	F/G/H
Pluralsight, Inc.	Common Stock			-	60,932	170,000	1	—	F/G/H
						2,003,229	1,971,792	0.77%
Media
Streamland Media Holdings LLC	Common Units			-	11,902	607,359	—	—	F/G/H

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock			-	347	—	—	—	F/G/H
Alpine Acquisition Corp II (48Forty)	Common Stock			-	276	—	—	—	F/G/H
						—	—	0.00%
Professional Services
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock			-	1,702	—	90,077	0.04%	B/F/G/H
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock			-	25,523	320,915	1,376,219	0.53%	B/F/G/H
						320,915	1,466,296	0.57%
Road & Rail
Motive Technologies, Inc. (Keep Truckin)	Warrants to Purchase Common Stock			11/27/2034	75,000	75,000	73,197	0.03%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	1,122	—	224	—	F/G/H

Total Equity Securities - 1.36% of Net Assets						4,214,586	3,545,688	1.38%

Total Investments - 80.50% of Net Assets						222,558,514	210,055,893	81.66%

Cash and Cash Equivalents - 18.08% of Net Assets							47,184,002	18.34%

Total Cash and Investments - 98.58% of Net Assets							257,239,895	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Continued)

December 31, 2025

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled 57,616,679 and 60,564,846 respectively, for the year ended December 31, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2025 was $210,055,893 or 81.7% of total cash and investments of the Company. As of December 31, 2025, approximately 8.7% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2025

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

BlackRock Capital Investment Advisors, LLC, an indirect subsidiary of BlackRock, Inc., serves as the advisor of the Company (the "Advisor"). BlackRock Financial Management, Inc. serves as the administrator of the Company (the “Administrator”), and is affiliated with the Advisor. Company management consists of the Advisor and the Company’s board of directors (the "Board of Directors"). The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the Board of Directors, which sets the broad policies of the Company. The Board of Directors of the Company has delegated investment management of the Company’s assets to the Advisor. The Board of Directors consists of four persons, three of whom are independent.

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

2. Summary of Significant Accounting Policies (Continued)

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

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

At December 31, 2025, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$3,777,993	$—	$3,777,993
3	Independent third-party valuation sources that employ significant unobservable inputs	202,732,212	3,545,464	206,277,676
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$206,510,205	$3,545,688	$210,055,893

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$189,897,821	Income approach	Discount rate	7.7% - 28.3% (10.6%)
	5,408,464	Market comparable companies	Revenue multiples	0.4x - 3.3x (1.7x)
	3,902,612	Market quotations	Indicative bid/ask quotes	1(1)
	3,523,315	Market comparable companies	EBITDA multiples	6.5x - 10.0x (8.8x)
Equity	1,971,829	Market comparable companies	EBITDA multiples	7.0x - 19.3x (19.3x)
	1,466,336	Market comparable companies	Revenue multiples	0.4x - 3.3x (0.5x)
	73,197	Income approach	Discount rate	15.0% (15.0%)
	34,326	Option Pricing Model	EBITDA/Revenue multiples	3.1x - 7.3x (3.1x)
			Implied volatility	45.0% - 60.0% (45.1%)
			Term	1.0 year - 2.0 years (2.0 years)
$206,277,900

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

During the year ended December 31, 2025, two senior debt positions with an aggregate fair value of $0.8 million transitioned from an income approach to an expected recovery valuation model, one senior debt position with a fair value of $0.8 million transitioned from market quotes to an income approach. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$223,632,250	$117,002	$223,749,252
Net realized and unrealized gains (losses)	(12,533,956)	(588,924)	(13,122,880)
Acquisitions (1)	49,757,875	4,182,545	53,940,420
Dispositions	(58,123,957)	(165,159)	(58,289,116)
Ending balance	$202,732,212	$3,545,464	$206,277,676
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,583,825)	$(588,924)	$(10,172,749)

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

December 31, 2025

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

December 31, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2025, included in cash and cash equivalents was $45.4 million (17.4% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.63%. At December 31, 2024, included in cash and cash equivalents was $20.6 million (7.9% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%. There was no restricted cash at December 31, 2025 or 2024.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2025 and December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at December 31, 2025 and December 31, 2024 .

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2024, the Company incurred $71,685 in organizational expenses. During the year ended December 31, 2025, the Company did not incur any additional organizational expenses. From November 30, 2020 through December 31, 2025, the Company had incurred a total of $267,621 in offering costs, all of which has been charged to paid-in capital. The Company will not bear more than $1.0 million for organization and offering costs.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

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

Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2025, and December 31, 2024, there were no such reclassifications.

The tax character of distributions paid was as follows:

	December 31, 2025	December 31, 2024
Ordinary income	$23,540,971	$25,630,015
Return of Capital	—	—
	$23,540,971	$25,630,015

As of December 31, 2025, and December 31, 2024, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2025	December 31, 2024
Undistributed Ordinary Income	$673,258	$781,318
Non-Expiring Capital Loss Carryforwards (1)	(16,027,213)	-
Net Unrealized Gains (Losses) (2)	(24,138,282)	(21,878,174)
Total Accumulated Earnings (Losses)	$(39,492,237)	$(21,096,856)

____________________________

(1) Amount available to offset future realized capital gains.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

(2) The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the treatment of expenses and will reverse in subsequent periods, the accrual of income on securities in default, and the timing and recognition of realized gains (losses) for tax purposes.

As of December 31, 2025 and December 31, 2024, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024
Tax Cost	$234,150,097	$249,395,686

Gross Unrealized Appreciation	2,759,649	1,112,351
Gross Unrealized Depreciation	(26,853,853)	(21,192,069)
Net Unrealized Appreciation (Depreciation)	$(24,094,204)	$(20,079,718)

Important Tax Information (Unaudited)

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends and qualified short-term capital gains eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal year ended December 31, 2025.

December 31, 2025
Interest Related Dividends for Non-U.S. Residents	$21,645,946
Qualified Short-Term Capital Gains	306,752

The Fund hereby designates the following amount, or maximum amount allowable by law, as interest income eligible to be treated as a Section 163(j) interest dividend for the fiscal year ended December 31, 2025:

December 31, 2025
Section 163(j) Interest Dividends	$26,484,299

For the year ended December 31, 2025, there were no capital loss carryforwards utilized by the fund.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and permits early adoption. The Company adopted the ASU 2023-09 for the annual reporting period beginning on January 1, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15,

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

The incentive fee is only incurred to the extent the Company’s cumulative total return (after the incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, the incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. The incentive fee is computed as the difference between the incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of December 31, 2025, $0.4 million out of the potential $2.9 million incentive fees was earned. As of December 31, 2024, the Company's cumulative performance exceeded the total return hurdle and as such the incentive fee for the year included $3.6 million.

There were no incentive fees on capital gains accrued on hypothetical liquidation basis (but not payable) under GAAP for years ended December 31, 2025, 2024 and 2023. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured promissory notes with a principal amount of $110,000 maturing on December 31, 2050. Prior to being repaid and terminated on June 14, 2024, debt included a $75.0 million Capital Call Facility. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of December 31, 2025, the estimated fair value of the outstanding debt approximated its carrying value.

On December 11, 2020, the Company issued to each of 110 separate investors an unsecured promissory note with a principal amount of $1,000, at par. The Company pays interest on the unpaid principal amount of the notes at a rate of 12.00% per annum payable semi-annually in arrears. The notes mature on December 31, 2050.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

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

Total expenses related to debt included the following:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$13,200	$794,229	$2,458,091
Amortization of deferred debt issuance costs	541	46,501	196,300
Commitment fees	—	20,957	51,137
Total	$13,741	$861,687	$2,705,528

At December 31, 2025 and December 31, 2024, there was no debt outstanding under the Capital Call Facility there was no debt outstanding under the Capital Call Facility after the final paydown and termination effective June 14, 2024. At December 31, 2023, there was $19.5 million of debt outstanding under the Capital Call Facility, with a weighted-average interest rate, excluding fees of 7.31%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of December 31, 2025 and December 31, 2024, the estimated fair value of the outstanding debt approximated their carrying values.

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

December 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	$—	$682,738
Accordion Partners LLC	11/15/2031	NA	455,159
Accuserve Solutions, Inc.	3/15/2030	NA	263,724
Alcami Corporation	12/21/2028	101,054	118,698
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	46,318	NA
AlphaSense, Inc.	6/27/2029	NA	538,525
Alpine Acquisition Corp II (48Forty)	11/30/2029	53,604	151,635
AmeriLife Holdings, LLC	8/31/2028	228,114	273,736
Applause App Quality, Inc.	10/24/2029	64,646	80,808
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2029	79,228	75,165
Avalara, Inc.	10/19/2028	NA	454,858
Beekeeper Buyer Inc. (Archway)	6/30/2031	300,649	NA
Bluefin Holding, LLC (Allvue)	9/12/2029	405,340	405,340
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	NA	90,333
Brown & Settle, Inc.	5/16/2030	73,441	NA
CBI-Gator Acquisition, LLC	10/25/2027	9,405	9,405
Cherry Bekaert Advisory, LLC	6/30/2028	NA	46,865
Cherry Bekaert Advisory, LLC	6/30/2030	190,576	190,576
Chronicle Parent LLC (Lexitas)	4/15/2031	1,194,403	NA
Chronicle Parent LLC (Lexitas)	4/15/2031	433,698	NA
Civic Plus, LLC	8/25/2027	NA	92,051
Civicplus LLC	8/24/2030	459,485	NA
Civicplus LLC	8/24/2030	218,129	NA
Clever Devices Ltd.	6/12/2030	137,255	176,471
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	214,286	214,286
Crewline Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	NA	224,240
DNAnexus, Inc	12/18/2029	700,000	700,000
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	98,696
Douglas Holdings, Inc (Docupace)	8/27/2030	78,957	89,724
Douglas Holdings, Inc (Docupace)	8/27/2030	13,595	42,996
Douglas Holdings, Inc (Docupace)	8/27/2030	35,889	35,889
Dragos, Inc.	6/30/2030	1,505,550	NA
Dragos, Inc.	6/30/2030	552,770	NA
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	350,658	NA
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	116,886	NA
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	262,794	563,129
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	355	84,573
ESO Solutions, Inc.	5/3/2027	24,456	73,368
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	167,278	NA
FirstUp, Inc	7/13/2027	198,790	NA
Flexport Capital, LLC	6/30/2029	1,826,734	NA
Foreside Financial Group, LLC	9/1/2027	38,277	38,277
Fusion Holding Corp. (Finalsite)	9/15/2027	153,395	340,879
Fusion Risk Management, Inc.	5/22/2029	308,851	421,160
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	430,157	NA
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	387,141	NA
Griffon Bidco, Inc. (LayerZero)	7/31/2031	401,480	NA
Griffon Bidco, Inc. (LayerZero)	7/31/2031	401,480	NA
GTY Technology Holdings Inc.	7/9/2029	NA	928,207
GTY Technology Holdings Inc.	7/9/2029	318,422	318,422
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	531,371	531,371
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	161,290	161,290
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	96,774	96,774
ICIMS, Inc.	8/18/2028	301,110	334,567

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	December 31, 2025	December 31, 2024
Integrate.com, Inc.	12/17/2027	$7,528	$7,528
Integrity Marketing Acquisition, LLC	8/25/2028	2,790,931	2,880,792
Intercept Bidco, Inc.	6/3/2030	166,667	166,667
Intercept Bidco, Inc.	6/3/2030	111,111	111,111
JF Acquisition, LLC (JF Petroleum)	6/18/2030	609,461	NA
JF Acquisition, LLC (JF Petroleum)	6/18/2030	376,986	NA
Kaseya, Inc.	6/25/2029	NA	156,818
Kaseya, Inc.	6/25/2029	NA	158,083
Kid Distro Holdings, LLC	10/1/2029	74,263	74,263
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	18,077	28,846
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	11,538	11,538
Lightspeed Solutions, LLC	3/1/2028	NA	NA
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,523	123,523
Logicmonitor, Inc	11/19/2031	101,496	101,496
Madison Logic Holdings, Inc.	12/30/2027	82,677	82,677
Modigent, LLC (Pueblo)	8/23/2027	265,353	42,014
MRO Parent Corporation	6/9/2032	223,044	NA
MRO Parent Corporation	6/9/2032	223,044	NA
Oak Purchaser, Inc. (DaySmart)	5/31/2028	80,891	86,669
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	NA	181,355
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2027	NA	99,374
PlayPower, Inc	8/28/2030	NA	395,397
Pluralsight, Inc.	8/22/2029	86,293	86,293
PMA Parent Holdings, LLC	1/31/2031	564,581	564,581
Rialto Management Group, LLC	12/5/2030	NA	17,241
Sailpoint Technologies Holdings, Inc.	8/16/2028	NA	132,507
SellerX Germany GmbH (Germany)	11/22/2029	NA	105,633
SellerX Germany GmbH (Germany)	10/28/2026	NA	42,253
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	NA	197,187
Serrano Parent, LLC (Sumo Logic)	5/12/2030	388,509	388,509
Smarsh, Inc.	2/18/2029	75,059	NA
Smarsh, Inc.	2/18/2029	244,757	244,757
Smarsh, Inc.	2/18/2029	NA	73,427
Spark Buyer, LLC (Sparkstone)	10/15/2031	224,138	224,138
Spark Buyer, LLC (Sparkstone)	10/15/2031	73,966	112,069
Stonebridge Companies, LLC	5/16/2031	371,129	NA
Stonebridge Companies, LLC	5/16/2030	247,419	NA
Streamland Media Midco LLC	3/31/2029	55,062	NA
Supergoop, LLC	12/24/2027	29,105	124,734
Syndigo, LLC (Gladson)	9/2/2032	356,765	NA
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	204,439	204,439
Titan Home Improvement, LLC (Renuity)	5/31/2030	139,535	139,535
Titan Home Improvement, LLC (Renuity)	5/31/2030	116,279	116,279
Trintech, Inc.	7/25/2029	196,336	196,336
Vortex Companies, LLC	9/4/2029	392,601	NA
Vortex Companies, LLC	9/4/2029	108,067	174,407
Wharf Street Rating Acquisition LLC (KBRA)	12/10/2027	NA	265,685
Zendesk Inc.	11/22/2028	NA	735,838
Zendesk Inc.	11/21/2031	252,463	NA
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	100,000	222,222
Total Unfunded Balances		$23,815,548	$19,228,521

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2025 and December 31, 2024, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2025, 2024, and 2023, $0.3 million, $0.4 million, and $0.3 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of December 31, 2025, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of December 31, 2025, $301.0 million (100.0% of total commitments) had been called. During the year ended December 31, 2025, the Company issued 2,091,875 shares, with an average purchase price of $9.58 per share net of offering costs, and par value of $0.001 per share.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the years ended December 31, 2025 and 2024.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.20	$5,886,188
November 7, 2025	December 17, 2025	December 31, 2025	Regular	$0.21	$6,035,653
December 17, 2025	December 19, 2025	December 30, 2025	Special	$0.21	$5,900,000
				$0.82	$23,540,971

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.23	$6,327,144
August 1, 2024	September 16, 2024	September 30, 2024	Regular	$0.23	$6,135,467
November 6, 2024	December 17, 2024	December 31, 2024	Regular	$0.25	$6,667,404
December 13, 2024	December 20, 2024	December 27, 2024	Special	$0.24	$6,500,000
				$0.95	$25,630,015

8. Subsequent Events

The Company has reviewed subsequent events occurring through the date that these financial statements were available to be issued, and determined that no subsequent events occurred requiring accrual or disclosure.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

9. Financial Highlights

The financial highlights below show the Company's results of operations for the years ended December 31, 2025, 2024, 2023, 2022 and 2021.

	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Per Common Share
Per share NAV at beginning of period	$9.57	$10.06	$10.03	$10.34	$9.92

Investment operations: (1)
Net investment income	0.82	0.99	1.09	0.94	0.39
Net realized and unrealized gain (loss)	(0.63)	(0.53)	(0.06)	(0.52)	0.30
Total from investment operations	0.19	0.46	1.03	0.42	0.69
Dividends to common shareholders	(0.82)	(0.95)	(1.00)	(0.73)	(0.27)
Per share NAV at end of period	$8.94	$9.57	$10.06	$10.03	$10.34

Total return based on net asset value: (2)	1.99%	4.57%	10.27%	4.06%	6.96%

Shares outstanding at end of period	29,173,775	27,081,900	23,753,110	17,459,576	8,371,979
Ratios to average net asset value:
Net investment income	8.52%	9.75%	10.35%	9.48%	3.94%
Expenses before incentive fee (3)	1.36%	1.87%	2.94%	3.59%	3.59%
Expenses and incentive fee (4)	1.51%	3.27%	5.14%	3.62%	4.45%

Ending net asset value	$260,945,233	$259,291,789	$239,013,935	$175,109,476	$86,602,358
Portfolio turnover rate	25.0%	22.7%	14.1%	8.1%	8.0%
Weighted-average debt outstanding	$110,000	$10,211,093	$34,341,507	$38,623,699	$8,718,219
Weighted-average interest rate on debt	12.0%	7.7%	7.3%	4.2%	3.2%
Weighted-average number of shares of common stock	28,199,477	25,581,216	20,136,022	12,201,765	5,316,154
Weighted-average debt per share	$0.00	$0.40	$1.71	$3.17	$1.64

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Continued)

December 31, 2025

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last four fiscal years and the year ended December 31, 2025.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of December 31, 2025	$110,000	$2,373,231	—	N/A
Fiscal Year 2024	110,000	2,358,200	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Capital Call Facility
As of December 31, 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock – KKR Participation	12/1/2025
Grey Orange International Inc., Warrants to Purchase, Common Stock	5/6/2022
Igloo Parent Holdings LLC (InMoment), Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/11/2025
New JuicePlus Parent LLC, Common Stock	9/30/2025
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pluralsight, Inc., Common Stock	8/22/2024
SellerX Germany GMBH & Co. KG (Germany), Common Shares	6/25/2025
Vingil Holdings 2 S.a r.l (SellerX Germany), Preferred Units	6/25/2025
Streamland Media LLC., Common Units	3/31/2025
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Series X Shares	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
Elevate Brands Holdco, Inc., Warrants to Purchase Common Shares	3/14/2022
Elevate Brands Holdco, Inc., Warrants to Purchase Preferred New Super Senior Shares	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
Pluralsight, Inc., Common Stock	8/22/2024
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	2/28/2024
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Common Stock	11/23/2021
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	Amended and Restated By-Laws(4)
4.1	Form of Subscription Agreement(2)
4.2	Description of Securities(3)
10.1	Investment Management Agreement(2)
10.2	Administration Agreement(2)
10.3	Custody Agreement(2)
10.4	Loan Services Addendum to Custody Agreement(2)
10.5	Form of Promissory Note(1)
10.6	Organizational Cost Agreement(1)
10.7	License Agreement(2)
14.1	Code of Ethics of Registrant and the Manager(1)
19.1	Insider Trading Policy*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date	Signature	Title
February 27, 2026	/s/ Eric J. Draut	Director
Eric J. Draut

February 27, 2026	/s/ Maureen Usifer	Director
Maureen Usifer

February 27, 2026	/s/ Karen Leets	Director
Karen Leets

February 27, 2026	/s/ Philip Tseng	Director and Chief Executive Officer (Principal Executive Officer)
Philip Tseng

February 27, 2026	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Office and Principal Accounting Officer)
Erik L. Cuellar