Form 10-Q
period 2026-03-31
BlackRock Direct Lending Corp.
filed 2026-05-07
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of May 7, 2026 was 29,173,775.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $215,078,392 and $222,558,514, respectively)	$201,772,770	$210,055,893
Total investments (cost of $215,078,392 and $222,558,514, respectively)	201,772,770	210,055,893

Cash and cash equivalents	23,584,869	47,184,002
Interest receivable	1,815,625	2,037,974
Receivable for investments sold	—	2,789,621
Prepaid expenses and other assets	33,574	56,815
Total assets	227,206,838	262,124,305

Liabilities
Management fees payable	476,991	527,482
Debt (net of deferred issuance costs of $13,410 and $13,543, respectively)	96,590	96,457
Reimbursements due to the Advisor	90,859	59,187
Interest and debt related payables	3,300	—
Accrued expenses and other liabilities	670,267	495,946
Total liabilities	1,338,007	1,179,072

Commitments and contingencies (Note 5)

Net assets	$225,868,831	$260,945,233

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 29,173,775 and 29,173,775 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$29,175	$29,175
Paid-in capital in excess of par	271,132,706	300,408,295
Distributable earnings (loss)	(45,293,050)	(39,492,237)
Total net assets	225,868,831	260,945,233
Total liabilities and net assets	$227,206,838	$262,124,305

Net assets per share	$7.74	$8.94

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
Investment income	2026	2025
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$5,438,077	$6,417,669
PIK income:
Non-controlled, non-affiliated investments	343,583	605,465
Total investment income	5,781,660	7,023,134

Operating expenses
Management fees	476,991	517,188
Professional fees	221,954	175,334
Administrative expenses	83,999	95,590
Director fees	29,500	44,500
Custody and transfer agent fees	13,047	12,965
Insurance expense	4,028	6,746
Interest and other debt expenses	3,433	3,433
Incentive fees earned	—	398,079
Other operating expenses	108,211	50,169
Total operating expenses	941,163	1,304,004

Net investment income	4,840,497	5,719,130

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(4,113,898)	(1,430,799)
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(803,001)	(784,126)
Net realized and unrealized gain (loss)	(4,916,899)	(2,214,925)

Net increase (decrease) in net assets from operations	$(76,402)	$3,504,205

Earnings per share (1)	$(0.00)	$0.13

Basic and diluted weighted average shares outstanding	29,173,775	27,081,900

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2025	29,173,775	$29,175	$300,408,295	$(39,492,237)	$260,945,233
Net investment income	—	—	—	4,840,497	4,840,497
Net realized and unrealized gain (loss)	—	—	—	(4,916,899)	(4,916,899)
Distributions to common shareholders (1)	—	—	(29,275,589)	(5,724,411)	(35,000,000)
Balance at March 31, 2026	29,173,775	$29,175	$271,132,706	$(45,293,050)	$225,868,831

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2024	27,081,900	$27,083	$280,361,562	$(21,096,856)	$259,291,789
Net investment income	—	—	—	5,719,130	5,719,130
Net realized and unrealized gain (loss)	—	—	—	(2,214,925)	(2,214,925)
Balance at March 31, 2025	27,081,900	$27,083	$280,361,562	$(17,592,651)	$262,795,994

(1) On March 31, 2026, the Company made distributions totaling $35.0 million to shareholders, of which approximately $29.3 million were return of capital.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$(76,402)	$3,504,205
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	4,113,898	1,430,799
Change in net unrealized (appreciation)/depreciation of investments	803,001	784,126
Net amortization of investment discounts and premiums	(308,687)	(650,355)
Amortization of deferred debt issuance costs	133	133
Interest and dividend income paid in kind	(343,583)	(605,465)
Changes in assets and liabilities:
Purchases of investments	(3,950,028)	(11,158,796)
Proceeds from disposition of investments	7,993,350	20,034,731
Decrease (increase) in interest receivable	197,521	341,213
Decrease (increase) in receivable for investments sold	2,789,621	1,546,546
Decrease (increase) in prepaid expenses and other assets	23,241	60,786
Increase (decrease) in management fees payable	(50,491)	(65,914)
Increase (decrease) in reimbursements due to the Advisor	31,672	(17,175)
Increase (decrease) in interest and debt related payables	3,300	3,300
Increase (decrease) in incentive fees payable	—	(485,070)
Increase (decrease) in payable for investments purchased	—	49,549
Increase (decrease) in accrued expenses and other liabilities	174,321	(3,750)
Net cash provided by (used in) operating activities	11,400,867	14,768,863

Financing activities
Distributions to shareholders	(35,000,000)	—
Net cash provided by (used in) financing activities	(35,000,000)	—

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(23,599,133)	14,768,863
Cash and cash equivalents (including restricted cash) at beginning of year	47,184,002	28,380,210
Cash and cash equivalents (including restricted cash) at end of year	$23,584,869	$43,149,073

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	10.71%	4/15/2028	$758,558	$757,157	$758,558	0.34%	F
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	7.01%	10.71%	4/1/2026	$46,317	46,322	46,318	0.02%	F
								803,479	804,876	0.36%
Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Second Out Term Loan	SOFR(Q)	1.00%	5.50%	9.20%	3/31/2031	$654,495	623,595	342,301	0.15%	F/J
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	10.70%	9/30/2030	$182,002	161,982	182,002	0.08%	F
								785,577	524,303	0.23%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	1.57% Cash + 4.53% PIK	9.77%	12/31/2028	$1,005,900	992,227	442,596	0.20%	F/J
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.66%	3/1/2030	$79,167	77,583	74,021	0.03%	F
								1,069,810	516,617	0.23%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.45%	1/31/2031	$3,932,333	3,853,686	3,885,145	1.72%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.45%	1/31/2031	$—	(11,292)	(6,775)	—	E/F
SRS Acquiom Holdings LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.75%	8.42%	1/14/2032	$43,203	40,077	38,666	0.02%	F
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	1/14/2032	$1,890,120	1,872,206	1,863,658	0.83%	F
								5,754,677	5,780,694	2.57%
Commercial Services & Supplies
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	8/23/2028	$1,579,981	1,562,501	1,561,036	0.69%	F
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	8/23/2028	$1,095,992	1,083,220	1,082,850	0.48%	F
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	8.68%	8/23/2027	$88,451	86,389	86,252	0.04%	F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.07%	8/31/2029	$1,076,305	1,068,298	1,076,305	0.48%	F
								3,800,408	3,806,443	1.69%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.15%	2/1/2030	$738,871	725,772	735,916	0.33%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2030	$302,497	296,672	301,287	0.13%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2029	$—	(1,776)	(494)	—	E/F
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	9.92%	5/16/2030	$220,325	214,150	220,324	0.10%	F
Brown & Settle, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	9.85%	5/16/2030	$2,595,054	2,538,214	2,618,410	1.16%	F
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$—	(4,044)	(4,084)	—	E/F
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$—	(6,415)	(3,770)	—	E/F
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$3,457,558	3,399,725	3,422,982	1.52%	F
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$—	(1,956)	—	—	E/F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$—	(2,326)	—	—	E/F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$733,023	718,363	733,023	0.33%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$461,639	457,318	462,563	0.21%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$763,905	754,532	765,433	0.34%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$278,956	272,678	279,514	0.12%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$288,068	281,586	288,644	0.13%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$519,648	512,340	520,688	0.23%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$801,776	790,406	803,379	0.36%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$85,423	82,869	85,423	0.04%	F
								11,028,108	11,229,238	5.00%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.21%	2/1/2028	$965,462	946,770	920,511	0.41%
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.21%	2/1/2028	$1,968,610	1,954,383	1,876,951	0.83%
								2,901,153	2,797,462	1.24%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.02%	12/14/2027	$838,812	832,016	807,776	0.36%	F

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25% PIK	12.89%	3/14/2029	$1,979,759	1,780,804	—	—	F/J

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	4.50% Cash + 2.00% PIK	10.17%	9/14/2029	$4,080,889	$4,021,240	$3,690,115	1.64%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	9.92%	9/15/2028	$9,374	9,374	(22,209)	(0.01)%	F
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$106,697	102,858	—	—	F/J
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$1,613,601	1,150,810	—	—	F/J
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$242,440	233,686	—	—	F/J
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.54% Cash + 8.46% PIK	12.70%	12/31/2028	$328,082	328,082	236,547	0.10%	B/F
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.54% Cash + 8.46% PIK	12.70%	12/31/2028	$947,819	947,819	683,378	0.30%	B/F
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.70%	6/18/2029	$987,486	1,004,070	987,486	0.44%	B/F
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.66%	11/5/2026	$105,633	105,324	105,633	0.05%	B/F
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.90%	4/10/2031	$—	(1,406)	(13,215)	(0.01)%	E/F
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.90%	4/10/2031	$2,822,493	2,795,519	2,599,516	1.15%	F
								10,697,376	8,267,251	3.66%
Diversified Financial Services
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	2.63% Cash + 3.38% PIK	9.68%	3/15/2030	$270,987	269,501	228,713	0.10%	F
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.95%	6/30/2031	$—	(2,637)	(5,412)	—	E/F
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.95%	6/30/2031	$1,202,595	1,191,899	1,180,948	0.52%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.11%	9/30/2027	$7,656	7,442	7,655	—	F
Foreside Financial Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.07%	9/30/2027	$672,104	668,507	672,104	0.30%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/21/2028	$768,679	762,315	759,191	0.34%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/21/2028	$867,812	854,254	857,101	0.38%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/21/2028	$2,767,243	2,744,174	2,733,088	1.21%	F
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.28%	9/7/2028	$1,134,929	1,134,929	1,134,929	0.50%	F
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	5/14/2031	$4,148,734	4,132,352	4,136,288	1.84%	F
								11,762,736	11,704,605	5.19%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.90%	10/15/2031	$—	(2,672)	(39,000)	(0.02)%	E/F
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.95%	10/15/2031	$50,431	50,431	30,931	0.01%	F
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.90%	10/15/2031	$553,341	546,512	457,059	0.20%	F
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$—	(1,784)	1,004	—	E/F
Griffon Bidco Inc. (Layerzero)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$—	(3,573)	—	—	E/F
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$2,202,620	2,182,718	2,208,126	0.98%	F
								2,771,632	2,658,120	1.17%
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 0.75% PIK	10.32%	10/25/2027	$1,782,251	1,771,058	1,723,437	0.76%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.90% Cash + 0.75% PIK	10.32%	10/25/2027	$149,710	148,728	144,459	0.06%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.67%	5/4/2028	$1,458,958	1,447,455	1,430,329	0.63%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	9.67%	5/4/2028	$339,352	338,855	332,693	0.15%	F
								3,706,096	3,630,918	1.60%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	8.52%	5/6/2027	$556,229	553,733	556,221	0.25%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.85%	8.52%	5/6/2027	$—	(284)	—	—	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.43%	5/3/2027	$3,325,794	3,307,978	3,295,862	1.46%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.43%	5/3/2027	$224,996	223,952	222,795	0.10%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	11.75%	10/1/2028	$800,332	799,053	763,516	0.34%	F
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$—	(2,968)	—	—	E/F
MRO Parent Corporation	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$—	(2,964)	—	—	E/F
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$2,552,186	2,518,425	2,552,186	1.13%	F
								7,396,925	7,390,580	3.28%
Hotels, Restaurants & Leisure
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.67%	5/16/2031	$—	(4,792)	3,711	—	E/F
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	8.67%	5/16/2030	$—	(3,077)	—	—	E/F
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.67%	5/16/2031	$1,292,457	1,277,622	1,305,381	0.58%	F
								1,269,753	1,309,092	0.58%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/31/2029	$2,650,686	$2,607,995	$2,632,131	1.17%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	8/31/2028	$45,622	41,745	43,707	0.02%	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$1,139,651	1,132,318	1,136,232	0.50%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$—	(67,467)	(8,373)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$—	(1,568)	(1,403)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$—	(1,046)	(468)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$1,399,125	1,386,241	1,393,528	0.62%	F
								5,098,218	5,195,354	2.31%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$85,623	82,348	72,067	0.03%	F
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$2,647,699	2,623,211	2,547,086	1.13%	F
								2,705,559	2,619,153	1.16%
Internet Software & Services
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$664,847	652,304	649,230	0.29%	F
Civicplus LLC	Sr Secured Revolver	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$—	(1,645)	(3,030)	—	E/F
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$3,199,916	3,179,240	3,155,471	1.40%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$300,335	293,327	300,336	0.13%	F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$4,129,912	4,063,206	4,131,089	1.83%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.28%	8/29/2029	$2,352,849	2,330,694	2,352,849	1.04%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.28%	8/29/2029	$865,045	861,763	865,045	0.38%	F
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.92%	7/27/2028	$94,668	93,901	94,100	0.04%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	10.68%	7/27/2028	$249,393	237,298	179,113	0.08%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.26%	10.93%	7/27/2028	$613,383	586,072	257,621	0.11%	J
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	6.51%	10.18%	7/27/2028	$1,774,468	1,375,218	394,819	0.18%	J
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.17%	8/22/2029	$123,953	122,575	123,953	0.06%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.17%	8/22/2029	$70,218	70,218	70,218	0.03%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50% PIK	11.17%	8/22/2029	$221,061	210,388	35,268	0.02%	F/J
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.70%	3/31/2030	$546,612	546,612	546,612	0.24%	F
								14,621,171	13,152,694	5.83%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.42%	11/8/2030	$—	(6,132)	(12,925)	(0.01)%	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.42%	11/8/2030	$3,545,144	3,481,337	3,421,064	1.52%	F
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$—	(1,667)	(3,000)	—	E/F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$—	(2,222)	(2,000)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$720,417	706,008	707,449	0.31%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.16%	5/12/2030	$—	(5,787)	(32,635)	(0.01)%	E/F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.16%	5/12/2030	$3,895,774	3,826,270	3,568,529	1.58%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	11.17%	12/29/2028	$2,198,253	2,158,487	1,886,101	0.84%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.50%	11.17%	12/30/2027	$—	(463)	(11,740)	(0.01)%	E/F
								10,155,831	9,520,843	4.22%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	10.82%	12/21/2028	$931,138	914,664	931,138	0.41%	F
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	10.78%	12/21/2028	$68,537	67,342	68,537	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	10.78%	12/21/2028	$40,100	38,024	40,101	0.02%	F
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.93%	12/18/2029	$50,000	44,397	44,000	0.02%	F
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.93%	12/20/2029	$250,000	248,029	248,000	0.11%	F
								1,312,456	1,331,776	0.59%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$—	$(537)	$(1,198)	—	E/F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$797,868	792,530	784,994	0.35%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$664,582	652,870	653,858	0.29%	F
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	5.76% PIK	9.46%	3/31/2029	$202,984	202,984	202,984	0.09%	F
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.76% Cash + 1.00% PIK	9.46%	3/31/2029	$238,490	238,489	238,489	0.11%	F
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	1.00%	5.76% PIK	9.46%	3/31/2029	$1,438,252	1,438,252	1,438,252	0.64%	F
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	0.00%	6.76% PIK	10.46%	3/31/2029	$1,312,280	1,209,975	427,803	0.19%	F/J
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.52% Cash + 0.13% PIK	10.35%	8/23/2026	$1,354,324	1,351,526	1,335,364	0.59%	F
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	8.92%	12/31/2030	$799,405	786,460	783,417	0.35%	F
								6,672,549	5,863,963	2.61%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.67%	1/14/2031	$394,282	394,282	394,282	0.17%	F
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	8.92%	1/14/2031	$510,676	510,676	510,676	0.23%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.40%	10.11%	12/23/2026	$1,122,975	1,122,975	1,113,127	0.49%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.55%	12/23/2026	$1,405,509	1,396,351	1,391,241	0.62%	F
								3,424,284	3,409,326	1.51%
Professional Services
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$16,132	15,927	15,931	0.01%	F
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$—	(118)	(81)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$59,019	58,443	58,606	0.03%	F
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.45%	10/24/2029	$808,081	795,847	793,535	0.35%	F
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	5.75%	9.40%	10/24/2029	$8,081	6,913	6,626	—	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$408,322	403,407	401,077	0.18%	F
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$370,360	367,003	363,789	0.16%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$313,585	310,058	308,021	0.14%	F
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$898,804	890,472	882,857	0.39%	F
Cherry Bekaert Advisory, LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$26,300	24,704	22,926	0.01%	F
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$175,919	169,640	156,402	0.07%	F
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$—	(3,655)	(6,505)	—	E/F
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$4,089,226	4,053,513	4,027,887	1.79%	F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	8.92%	1/16/2030	$—	(1,935)	—	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.92%	1/16/2030	$727,097	712,555	727,097	0.32%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.42%	8/18/2028	$4,724,035	4,688,572	4,392,778	1.95%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.42%	8/18/2028	$58,549	55,551	29,224	0.01%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$770,693	770,815	699,558	0.31%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$342,530	342,552	310,915	0.14%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.19%	10/13/2028	$685,060	685,101	621,829	0.28%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$530,905	530,997	481,902	0.21%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$1,547,089	1,547,602	1,404,293	0.62%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	0.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$2,312,079	2,312,469	2,098,674	0.93%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	9.52%	9/30/2027	$1,164,195	1,158,929	1,155,246	0.51%	F
								19,895,362	18,952,587	8.41%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.92%	1/18/2030	$28,572	$24,286	$27,042	0.01%	F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.92%	1/18/2030	$785,714	770,000	780,105	0.35%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.25%	6.61%	10.28%	3/21/2027	$1,847,720	1,837,840	1,836,270	0.81%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.86%	10.49%	3/2/2027	$2,800,000	2,800,000	2,744,000	1.22%	C/F
								5,432,126	5,387,417	2.39%
Road & Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$516,650	515,326	514,067	0.23%	F/I
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$1,000,000	997,858	995,000	0.44%	F/I
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$483,350	482,011	480,933	0.21%	F/I
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$3,000,000	2,992,556	2,985,000	1.32%	F/I
								4,987,751	4,975,000	2.20%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	1.15% Cash + 5.25% PIK	10.10%	12/29/2027	$696,350	687,834	365,584	0.16%	F/J
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	9.85%	12/29/2026	$267,753	248,142	138,391	0.06%	F/J
								935,976	503,975	0.22%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.95%	6/27/2029	$2,692,626	2,673,302	2,664,157	1.18%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.70%	4/13/2029	$1,827,207	1,816,409	1,825,380	0.81%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.70%	4/13/2029	$36,566	35,720	36,445	0.02%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	7.92%	9/12/2029	$—	(5,881)	(1,216)	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	9/12/2029	$4,111,310	4,045,133	4,098,976	1.82%	F
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.67%	6/12/2030	$117,647	110,294	114,412	0.05%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.67%	6/12/2030	$693,529	676,191	685,901	0.30%	F
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$50,504	50,504	49,077	0.02%	F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$89,724	88,587	87,211	0.04%	F
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$412,728	407,923	401,172	0.18%	F
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$—	(398)	(1,005)	—	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	9/30/2026	$—	(12,037)	(22,583)	(0.01)%	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	—	(8,292)	—	E/F
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$2,258,325	2,239,160	2,224,450	0.99%	F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$220,299	219,099	203,336	0.09%	F
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$—	(1,072)	(15,307)	(0.01)%	E/F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$2,143,360	2,131,679	1,978,321	0.88%	F
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.17%	6/30/2029	$—	—	(7,307)	—	E/F
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.17%	6/30/2029	$2,388,806	2,368,416	2,379,251	1.06%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.68%	5/22/2029	$126,348	121,775	125,085	0.06%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.67%	5/22/2029	$3,714,737	3,670,262	3,703,593	1.64%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	3/10/2031	$—	(5,342)	(10,754)	—	E/F
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.71%	3/10/2031	$43,016	36,563	32,262	0.01%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	3/10/2031	$1,992,345	1,969,423	1,942,536	0.86%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.32%	7/9/2029	$2,055,096	2,036,429	2,014,087	0.89%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.29%	7/7/2029	$967,641	949,378	948,332	0.42%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.29%	7/7/2029	$413,530	406,574	405,278	0.18%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.32%	7/9/2029	$1,343,515	1,337,515	1,316,705	0.58%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	11.75%	7/9/2029	$127,369	124,325	121,015	0.05%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.32%	7/7/2029	$245,989	244,779	241,081	0.11%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Software (Continued)
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.92%	9/26/2030	$—	$(5,988)	$(12,753)	(0.01)%	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.92%	9/30/2030	$4,194,674	4,146,711	4,094,002	1.82%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash + 3.50% PIK	10.33%	10/23/2027	$796,197	794,170	768,485	0.34%	F
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.60%	12/17/2027	$195,247	195,739	183,533	0.08%	F
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.57%	12/17/2027	$571,844	561,872	537,535	0.24%	F
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.60%	12/17/2027	$3,072,729	3,053,181	2,888,371	1.28%	F
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.61%	12/17/2027	$262,313	260,777	246,574	0.11%	F
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash + 3.13% PIK	9.45%	5/2/2029	$2,667,462	2,647,270	2,628,484	1.17%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.17%	8/5/2028	$2,796,125	2,762,022	2,383,941	1.06%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.67%	10/2/2028	$2,514,169	2,493,328	2,486,777	1.10%	F
Lightspeed Solutions, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.00%	9.67%	3/1/2028	$553,102	547,560	547,076	0.24%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.67%	3/1/2028	$165,823	164,709	164,016	0.07%	F
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.17%	11/19/2031	$—	(1,025)	(2,537)	—	E/F
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	11/19/2031	$811,966	804,159	791,667	0.35%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.60%	9/15/2026	$705,207	705,457	684,644	0.30%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.20%	5/31/2028	$650,015	643,515	641,565	0.28%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.20%	5/31/2028	$433,343	429,010	427,710	0.19%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	Prime	0.75%	4.50%	11.25%	5/31/2028	$5,778	4,911	4,651	—	F/I
Smarsh, Inc.	Sr Secured Revolver	SOFR(Q)	0.00%	4.75%	8.45%	2/18/2029	$26,108	25,090	21,335	0.01%	F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.45%	2/18/2029	$2,202,814	2,183,043	2,116,904	0.94%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	2/18/2029	$54,336	52,411	44,791	0.02%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.10%	6/30/2027	$—	(929)	(2,026)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.10%	6/30/2028	$3,397,036	3,374,546	3,339,543	1.48%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.71%	11/22/2028	$479,803	466,326	467,328	0.21%	F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.71%	11/22/2028	$—	(4,408)	(7,878)	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.71%	11/22/2028	$2,975,873	2,931,814	2,898,500	1.29%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.69%	11/21/2031	$251,832	251,832	245,285	0.11%	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.77%	12/21/2027	$2,684,167	2,666,842	1,747,393	0.78%	F/I/J
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.77%	12/21/2027	$491,472	488,756	319,948	0.14%	F/I/J
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.77%	12/21/2027	$222,222	220,842	144,667	0.06%	F/I/J
								60,598,253	58,331,130	25.88%
Specialty Retail
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	10.02%	7/2/2026	$2,497,614	2,494,467	2,415,193	1.07%	F
Supergoop, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.85%	9.52%	12/29/2028	$518,963	514,175	495,146	0.22%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.85%	9.51%	12/24/2027	$122,156	121,159	116,432	0.05%	F
								3,129,801	3,026,771	1.34%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	6/11/2029	$4,550,411	4,506,118	4,477,805	1.99%	B/F

Total Debt Investments - 87.65% of Net Assets								209,836,005	197,975,769	87.85%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Total Coupon	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Beverages
New JuicePlus Parent, LLC (Juice Plus)	Common Stock				6,546	$12,307	$—	—	F/G/H

Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Common Shares				55,170	640	1	—	B/F/G/H
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units				3,794,992	1,180,243	38	—	B/F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units				3,127,928	—	31	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Common Shares				20,401	—	—	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units				742,790	—	7	—	F/G/H
						1,180,883	77	0.00%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares				271	27,200	32,351	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	2,394	—	1,964	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	299	—	8	—	B/F/G/H
						27,200	34,323	0.01%
Internet Software & Services
Igloo Parent Holdings LLC (InMoment)	Common Units				23	1,833,229	1,990,749	0.88%	C/F/G/H
Suited Connector, LLC	Common Units				1,858,482	19	19	—	F/G/H
Suited Connector, LLC	Preferred Units				1,443,057	39,784	39,784	0.02%	F/G/H
Pluralsight, Inc.	Common Stock				60,932	170,000	1	—	F/G/H
						2,043,032	2,030,553	0.90%
Media
Streamland Media Holdings LLC	Common Units				11,902	607,359	—	—	F/G/H

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Class A-1 Common Units				255	—	—	—	F/G/H
48forty Intermediate Holdings, Inc.	Preferred Units				255	975,691	934,732	0.41%	F/G/H
						975,691	934,732	0.41%
Professional Services
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				1,702	—	43,707	0.02%	B/F/G/H
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				25,523	320,915	680,188	0.30%	B/F/G/H
						320,915	723,895	0.32%
Road & Rail
Motive Technologies, Inc. (Keep Truckin)	Warrants to Purchase Common Stock			11/27/2034	75,000	75,000	73,197	0.03%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	1,122	—	224	—	F/G/H

Total Equity Securities - 1.68% of Net Assets						5,242,387	3,797,001	1.68%

Total Investments - 89.33% of Net Assets						$215,078,392	$201,772,770	89.53%

Cash and Cash Equivalents - 10.44% of Net Assets							$23,584,869	10.47%

Total Cash and Investments - 99.77% of Net Assets							$225,357,639	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2026

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $4,318,438 and $7,993,350 respectively, for the three months ended March 31, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2026 was $201,772,770 or 89.5% of total cash and investments of the Company. As of March 31, 2026, approximately 9.6% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $57,616,679 and $60,564,846 respectively, for the year ended December 31, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2025 was $210,055,893 or 81.7% of total cash and investments of the Company. As of December 31, 2025, approximately 8.7% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited)

March 31, 2026

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

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

March 31, 2026

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

At March 31, 2026, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$3,723,115	$—	$3,723,115
3	Independent third-party valuation sources that employ significant unobservable inputs	194,252,654	3,796,777	198,049,431
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$197,975,769	$3,797,001	$201,772,770

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$181,184,675	Income approach	Discount rate	7.8% - 20.7% (11.3%)
	5,295,587	Market comparable companies	Revenue multiples	0.3x - 2.3x (1.4x)
	3,779,268	Market comparable companies	EBITDA multiples	3.0x - 10.0x (5.7x)
	3,993,124	Market quotations	Indicative bid/ask quotes	1(1)
Equity	2,925,558	Market comparable companies	EBITDA multiples	3.0x - 19.3x (16.3x)
	763,699	Market comparable companies	Revenue multiples	0.3x - 0.9x (0.4x)
	73,197	Income approach	Discount rate	15.0% (15.0%)
	34,547	Option Pricing Model	EBITDA/Revenue multiples	3.0x - 7.3x (3.0x)
			Implied volatility	45.0% - 60.0% (45.1%)
			Term	1.0 year - 2.0 years (2.0 years)
$198,049,655

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

During the three months ended March 31, 2026, one senior debt position with an aggregate fair value of $2.2 million transitioned from an income approach to an expected recovery valuation model. The change in approach was driven by considerations given to the financial performance of the portfolio company

Changes in investments categorized as Level 3 during the three months ended March 31, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$202,732,212	$3,545,464	$206,277,676
Net realized and unrealized gains (losses)	(4,202,924)	(776,488)	(4,979,412)
Acquisitions (1)	3,632,112	1,027,801	4,659,913
Dispositions	(7,908,746)	—	(7,908,746)
Ending balance	$194,252,654	$3,796,777	$198,049,431
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,929,409)	$(776,488)	$(4,705,897)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

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

March 31, 2026

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2026, included in cash and cash equivalents was $21.7 million (9.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.51%. At December 31, 2025, included in cash and cash equivalents was $45.4 million (17.4% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.63%. There was no restricted cash at March 31, 2026 or December 31, 2025.

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

2. Summary of Significant Accounting Policies (Continued)

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2026 and December 31, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at March 31, 2026 and December 31, 2025.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2025, the Company incurred $71,685 in organizational expenses. During the three months ended March 31, 2026, the Company did not incur any additional organizational expenses. From November 30, 2020 through March 31, 2026, the Company had incurred a total of $267,621 in offering costs, all of which has been charged to paid-in capital. The Company will not bear more than $1.0 million for organization and offering costs

Deferred Debt Issuance Costs

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Company does not reverse previously capitalized PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Company’s judgement, the repayment of

2. Summary of Significant Accounting Policies (Continued)

the remaining contractual principal and interest is expected. The Company may opt not to place a distressed debt investment on non-

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the company as of March 31, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2025, the Company had no non-expiring capital loss carryforwards available to offset future realized capital gains.

As of December 31, 2025, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2025
Tax Cost	$234,150,097

Gross Unrealized Appreciation	2,759,649
Gross Unrealized Depreciation	(26,853,853)
Net Unrealized Appreciation (Depreciation)	$(24,094,204)

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

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

The incentive fee is only incurred to the extent the Company’s cumulative total return (after the incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, the incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. The incentive fee is computed as the difference between the incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of March 31, 2026, the Company’s cumulative performance did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three months ended March 31, 2026. As of March 31, 2025, the Company’s cumulative performance exceeded the total return hurdle, and as such $0.4 million out of a potential $0.8 million incentive fees was earned.

There were no incentive fees on capital gains accrued on a hypothetical liquidation basis (but not payable) under GAAP for the three months ended March 31, 2026 and 2025. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured promissory notes with a principal amount of $110,000 maturing on December 31, 2050. Prior to being repaid and terminated on June 14, 2024, debt included a $75.0 million Capital Call Facility. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, the estimated fair value of the outstanding debt approximated its carrying value.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

4. Debt (Continued)

On June 18, 2021, the Company entered into a three-year revolving line of credit with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, with a capacity of up to $75.0 million, secured by the unfunded equity commitments of the Company’s investors (the “Capital Call Facility”). On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 15, 2023, interest on the Capital Call Facility accrues at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrued at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than fifty percent (50%). On June 14, 2024, the Capital Call Facility was fully paid down and terminated. At March 31, 2026 and December 31, 2025, there was no debt outstanding under the Capital Call Facility after the final paydown and termination effective June 14, 2024.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2026	2025
Interest expense	$3,300	$3,300
Amortization of deferred debt issuance costs	133	133
Commitment fees	—	—
Total	$3,433	$3,433

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

March 31, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2026 and December 31, 2025 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2026	December 31, 2025
Alcami Corporation	12/21/2028	$88,222	$101,054
ALCV Purchaser, Inc. (AutoLenders)	4/1/2026	46,318	46,318
Alpine Acquisition Corp II (48Forty)	1/14/2031	39,810	NA
Alpine Acquisition Corp II (48Forty)	1/14/2031	159,240	NA
Alpine Acquisition Corp II (48Forty)	11/30/2029	NA	53,604
AmeriLife Holdings, LLC	8/31/2028	228,114	228,114
Applause App Quality, Inc.	10/24/2029	72,727	64,646
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2029	85,322	79,228
Beekeeper Buyer Inc. (Archway)	6/30/2031	300,649	300,649
Bluefin Holding, LLC (Allvue)	9/12/2029	405,340	405,340
Brown & Settle, Inc.	5/16/2030	73,441	73,441
CBI-Gator Acquisition, LLC	10/25/2027	9,405	9,405
Cherry Bekaert Advisory, LLC	6/30/2030	164,276	190,576
Chronicle Parent LLC (Lexitas)	4/15/2031	1,125,174	1,194,403
Chronicle Parent LLC (Lexitas)	4/15/2031	433,698	433,698
Civicplus LLC	8/24/2030	459,485	459,485
Civicplus LLC	8/24/2030	218,129	218,129
Clever Devices Ltd.	6/12/2030	176,471	137,255
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	185,714	214,286
Crewline Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
DNAnexus, Inc	12/18/2029	700,000	700,000
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	78,957
Douglas Holdings, Inc (Docupace)	8/27/2030	459	13,595
Douglas Holdings, Inc (Docupace)	8/27/2030	35,889	35,889
Dragos, Inc.	9/30/2026	1,505,550	1,505,550
Dragos, Inc.	6/30/2030	552,770	552,770
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	350,658	350,658
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	116,886	116,886
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	262,794	262,794
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	355	355
ESO Solutions, Inc.	5/3/2027	19,565	24,456
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	167,278	167,278
FirstUp, Inc	7/13/2027	198,790	198,790
Flexport Capital, LLC	6/30/2029	1,826,734	1,826,734
Foreside Financial Group, LLC	9/1/2027	30,621	38,277
Fusion Holding Corp. (Finalsite)	9/15/2028	332,357	153,395
Fusion Risk Management, Inc.	5/22/2029	294,812	308,851
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	430,157	430,157
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	387,141	387,141
Griffon Bidco Inc. (Layerzero)	7/31/2031	401,480	401,480
Griffon Bidco Inc. (Layerzero)	7/31/2031	401,480	401,480
GTY Technology Holdings Inc.	7/9/2029	191,053	318,422
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	531,371	531,371
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	NA	161,290
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	96,774	96,774
ICIMS, Inc.	8/18/2028	359,659	301,110
Integrate.com, Inc.	12/17/2027	NA	7,528
Integrity Marketing Acquisition, LLC	8/25/2028	2,790,931	2,790,931
Intercept Bidco, Inc.	6/3/2030	166,667	166,667
Intercept Bidco, Inc.	6/3/2030	111,111	111,111

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	March 31, 2026	December 31, 2025
JF Acquisition, LLC (JF Petroleum)	6/18/2030	$408,401	$609,461
JF Acquisition, LLC (JF Petroleum)	6/18/2030	376,986	376,986
Kid Distro Holdings, LLC	10/1/2029	74,263	74,263
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	12,620	18,077
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	11,538	11,538
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,523	123,523
Logicmonitor, Inc	11/19/2031	101,496	101,496
Madison Logic Holdings, Inc.	12/30/2027	82,677	82,677
Modigent, LLC (Pueblo)	8/23/2027	176,902	265,353
MRO Parent Corporation	6/9/2032	223,044	223,044
MRO Parent Corporation	6/9/2032	223,044	223,044
Oak Purchaser, Inc. (DaySmart)	5/31/2028	80,891	80,891
Pluralsight, Inc.	8/22/2029	86,293	86,293
PMA Parent Holdings, LLC	1/31/2031	564,581	564,581
Serrano Parent, LLC (Sumo Logic)	5/12/2030	388,509	388,509
Smarsh, Inc.	2/18/2029	96,271	75,059
Smarsh, Inc.	2/18/2029	190,421	244,757
Spark Buyer, LLC (Sparkstone)	10/15/2031	224,138	224,138
Spark Buyer, LLC (Sparkstone)	10/15/2031	61,638	73,966
SRS Acquiom Holdings LLC	1/14/2032	280,818	NA
Stonebridge Companies, LLC	5/16/2031	371,129	371,129
Stonebridge Companies, LLC	5/16/2030	247,419	247,419
Streamland Media Midco LLC	3/31/2029	66,866	55,062
Suited Connector, LLC	3/29/2030	296,782	NA
Supergoop, LLC	12/24/2027	2,578	29,105
Syndigo, LLC	9/2/2032	271,142	356,765
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2027	204,439	204,439
Titan Home Improvement, LLC (Renuity)	5/31/2030	139,535	139,535
Titan Home Improvement, LLC (Renuity)	5/31/2030	116,279	116,279
Trintech, Inc.	7/25/2029	NA	196,336
Vortex Companies, LLC	9/4/2029	NA	392,601
Vortex Companies, LLC	9/4/2029	108,067	108,067
Zendesk Inc.	11/21/2031	NA	252,463
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	NA	100,000
Total Unfunded Balances		$22,895,531	$23,815,548

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2026 and December 31, 2025, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2026 and 2025, $0.1 million and $0.1 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of March 31, 2026, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of March 31, 2026, $301.0 million (100.0% of total commitments) had been called. No new shares were issued during the three months ended March 31, 2026.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year.

On March 31, 2026, the Company made distributions totaling $35.0 million to shareholders, of which approximately $29.3 million were return of capital. There were no dividends declared or paid for the three months ended March 31, 2025.

8. Subsequent Events

On May 7, 2026, the Company’s Board of Directors declared a second quarter dividend in the amount of $4,840,497, payable on June 30, 2026 to stockholders of record as of the close of business on June 16, 2026.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

9. Financial Highlights

The financial highlights below show the Company's results of operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Per Common Share
Per share net asset value (“NAV”) at beginning of period	$8.94	$9.57

Investment operations: (1)
Net investment income	0.17	0.21
Net realized and unrealized gain (loss)	(0.17)	(0.08)
Total from investment operations	—	0.13
Distributions to common shareholders	(1.20)	—
Per share NAV at end of period	$7.74	$9.70

Total return based on net asset value: (2)	0.0%	1.4%

Shares outstanding at end of period	29,173,775	27,081,900
Ratios to average net asset value: (3)
Net investment income (4)	7.76%	9.3%
Expenses before incentive fee (5)	1.51%	1.4%
Expenses and incentive fee (6)	1.51%	1.6%

Ending net asset value	$225,868,831	$262,795,994
Portfolio turnover rate	2.1%	5.2%
Weighted-average debt outstanding	$110,000	$110,000
Weighted-average interest rate on debt	12.0%	12.0%
Weighted-average number of shares of common stock	29,173,775	27,081,900
Weighted-average debt per share	$0.00	$0.00

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2026

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last four fiscal years and the period ended March 31, 2026.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of March 31, 2026 (Unaudited)	$110,000	$1,994,548	—	N/A
Fiscal Year 2025	110,000	2,373,231	—	N/A
Fiscal Year 2024	110,000	2,358,200	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Capital Call Facility
As of March 31, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2026

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Class A-1 Common Units	1/14/2026
48forty Intermediate Holdings, Inc., Preferred Units	1/14/2026
Grey Orange International Inc., Warrants to Purchase, Common Stock	5/6/2022
Igloo Parent Holdings LLC (InMoment), Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/11/2025
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
New JuicePlus Parent LLC, Common Stock	9/30/2025
Pluralsight, Inc., Common Stock	8/22/2024
SellerX Germany GMBH & Co. KG (Germany), Common Shares	6/25/2025
Streamland Media LLC., Common Units	3/31/2025
Suited Connector, LLC, Common Units	3/31/2026
Suited Connector, LLC, Preferred Units	3/31/2026
Vingil Holdings 2 S.a r.l (SellerX Germany), Preferred Units	6/25/2025
Worldremit Group Limited (United Kingdom), Series X Shares	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock – KKR Participation	12/1/2025
Grey Orange International Inc., Warrants to Purchase, Common Stock	5/6/2022
Igloo Parent Holdings LLC (InMoment), Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/11/2025
New JuicePlus Parent LLC, Common Stock	9/30/2025
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pluralsight, Inc., Common Stock	8/22/2024
SellerX Germany GMBH & Co. KG (Germany), Common Shares	6/25/2025
Vingil Holdings 2 S.a r.l (SellerX Germany), Preferred Units	6/25/2025
Streamland Media LLC., Common Units	3/31/2025
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Series X Shares	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	6/24/2024

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
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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
•
our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2026, 90.4% of our total assets were invested in qualifying assets.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or payment-in-kind (“PIK”). Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

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

As of March 31, 2026, none of our investments were categorized as Level 1, 1.8% were categorized as Level 2 and 98.2% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2026, we invested approximately $4.3 million, comprised of investments in 1 new and 2 existing portfolio companies. Of these investments, $4.3 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $8.0 million in proceeds from sales or repayments of investments during the three months ended March 31, 2026.

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

At March 31, 2026, our investment portfolio of $201.8 million (at fair value) consisted of 101 portfolio companies and was invested 98.1% in senior secured loans and 1.9% in equity investments. Our average portfolio company investment at fair value was approximately $2.0 million. Our largest portfolio company investment by value was approximately 3.1% of our portfolio and our five largest portfolio company investments by value comprised approximately 12.6% of our portfolio at March 31, 2026.

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

The industry composition of our portfolio at fair value at March 31, 2026 was as follows:

Industry	Percent of Total Investments
Software	28.9%
Professional Services	9.8%
Internet Software and Services	7.5%
Diversified Financial Services	5.8%
Construction and Engineering	5.6%
IT Services	4.7%
Diversified Consumer Services	4.1%
Health Care Technology	3.7%
Media	2.9%
Capital Markets	2.9%
Real Estate Management and Development	2.7%
Insurance	2.6%
Road and Rail	2.5%
Wireless Telecommunication Services	2.2%
Paper and Forest Products	2.2%
Commercial Services and Supplies	1.9%
Healthcare Providers and Services	1.8%
Specialty Retail	1.5%
Construction Materials	1.4%
Electrical Equipment	1.3%
Internet and Catalog Retail	1.3%
Other	2.7%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 10.3% at March 31, 2026 and 10.2% at December 31, 2025, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 9.8% at March 31, 2026 and 9.5% at December 31, 2025. At March 31, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, and 0.0% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.3% at March 31, 2026. Debt investments in 9 portfolio companies were on non-accrual status as of March 31, 2026, representing 2.3% of the portfolio at fair value and 5.8% at cost. At December 31, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.6% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.4% at December 31, 2025. Debt investment in 10 portfolio companies were on non-accrual status as of December 31, 2025, representing 2.8% of the portfolio at fair value and 6.9% at cost.

Results of operations

Investment income

Investment income totaled $5.8 million and $7.0 million, respectively, for the three months ended March 31, 2026 and 2025, which were attributable to interest and fees on our debt investments. The decrease in investment income in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Expenses

Total operating expenses for the three months ended March 31, 2026 and 2025 were $0.9 million and $1.3 million, respectively, comprised of $0.5 million and $0.5 million in management fees, $0.2 million and $0.2 million in professional fees, $0.1 million and $0.1 million in administrative expenses, $0.0 million and $0.4 million in incentive fees earned, and $0.2 million and $0.1 million in other expenses, respectively. The decrease in expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily reflects the impact of incentive fees.

Net investment income (loss)

Net investment income was $4.8 million and $5.7 million respectively, for the three months ended March 31, 2026 and 2025. The decrease in net investment income reflects lower investment income and lower operating expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2026 and 2025 was ($4.1) million and ($1.4) million, respectively. Net realized losses for the three months ended March 31, 2026 were comprised primarily of $2.8 million and $1.4 million in losses from the restructuring of our investments in Alpine and Suited Connector, respectively. Net realized losses for the three months ended March 31, 2025 were comprised primarily of $1.3 million in losses from the reorganization of our investments in Streamland.

For the three months ended March 31, 2026 and 2025, the change in net unrealized appreciation (depreciation) was ($0.8) million and $(0.8) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2026 primarily reflects a $1.1 million unrealized loss on our investment in Job and Talent, and a $0.5 million unrealized loss on our investment in Streamland, partially offset by $2.6 million and $1.3 million reversals of previously recognized unrealized losses from the restructuring of our investment in Alpine and Suited Connector, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2025 was primarily driven by a $0.5 million unrealized loss on our investment in Razor Group, a $0.3 million unrealized loss on our investment in INH Buyer, a $0.3 million unrealized loss on our investment in Alpine, a $0.3 million unrealized loss on our investment in InMoment, offset by a $1.3 million reversal of previously recognized unrealized losses from the reorganization of our investment in Streamland, and a $1.1 million unrealized gain on our investment in Job and Talent.

Incentive compensation

Incentive fees for the three months ended March 31, 2026 and 2025 were $0.0 million and $0.4 million, respectively. As of March 31, 2026, the Company’s cumulative performance did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three months ended March 31, 2026. For the three months ended March 31, 2025, incentive fees were payable due to our performance exceeding the cumulative total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three months ended March 31, 2026 and 2025.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the three months ended March 31, 2026 and 2025.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was ($0.1) million and $3.5 million, respectively, for the three months ended March 31, 2026 and 2025.

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

No shares were issued in connection with the Company’s private placement for the three months ended March 31, 2026 and 2025.

On June 18, 2021, the Company entered into the Capital Call Facility with Sumitomo Mitsui Banking Corporation as administrative agent, lead arranger and as a lender, secured by the unfunded equity commitments of the Company’s investors. On June 15, 2023, the Capital Call Facility was amended to extend its maturity from June 16, 2023 to June 16, 2024 and to reduce the capacity from $75.0 million to $40.0 million. Prior to the amendment, interest on the Capital Call Facility accrued at a rate equal to LIBOR plus 1.95% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 0.95%, the Federal Funds Rate plus 1.45%, or one-month LIBOR plus 1.95%, whichever was highest. Effective June 15, 2023, interest on the Capital Call Facility accrues at a rate equal to SOFR plus 2.25% per annum, or, for short-term draws, a rate equal to the Prime Rate plus 1.25%, or the Federal Funds Rate plus 1.45%, or one-month SOFR plus 2.25%, whichever is highest. Commitment fees on the Capital Call Facility accrue at a rate of 0.25% per annum when the undrawn amount of the commitment is less than 50%, and 0.30% per annum when the unused portion is equal to or greater than 50%. The Capital Call Facility was fully paid off and terminated upon its maturity on June 14, 2024.

Total debt outstanding as of March 31, 2026 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2026, the Company’s asset coverage ratio was 199,455%.

Net cash provided by operating activities during the three months ended March 31, 2026 was $11.4 million, consisting primarily of net investment income (net of non-cash income and expenses) of approximately $4.6 million, offset by settlement of acquisitions of investments (net of dispositions) of $6.8 million

Net cash used in financing activities during the three months ended March 31, 2026 was $35.0 million, consisting of $29.3 million in return of capital distribution to shareholders.

At March 31, 2026 we had $23.6 million in cash and cash equivalents.

Contractual obligations

We have entered into several contracts under which we have future commitments. Pursuant the Investment Management Agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the Investment Management Agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive fee, plus reimbursement of certain expenses incurred by the Advisor. Under our Administration Agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the Administration Agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. The Company may terminate each of the Investment Management Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other party and the Advisor and the Administrator may terminate the Investment Management Agreement or Administration Agreement, as applicable, without penalty upon not less than 120 days’ written notice to the other party.

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

For the three months ended March 31, 2026, the Company made distributions totaling $35.0 million to shareholders, of which approximately $29.3 million were return of capital. There were no dividends declared or paid for the three months ended March 31, 2025.

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
•
The Company has entered into the Administration Agreement with the Administrator.
•
The Company has entered into a royalty-free license agreement with BlackRock and the Advisor, pursuant to which each of BlackRock and the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock”.

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

Recent Developments

On May 7, 2026, the Company’s Board of Directors declared a second quarter dividend in the amount of $4,840,497, payable on June 30, 2026 to stockholders of record as of the close of business on June 16, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2026, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of March 31, 2026, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$6,670,095	$0.23
Up 200 basis points	4,446,730	0.15
Up 100 basis points	2,223,365	0.08
Down 100 basis points	(2,220,013)	(0.08)
Down 200 basis points	(4,410,693)	(0.15)
Down 300 basis points	(6,057,322)	(0.21)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended
December 31, 2025 (the “Annual Report”). In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackRock Direct Lending Corp.

Date: May 7, 2026	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)