Form 10-Q
period 2026-06-30
BlackRock Direct Lending Corp.
filed 2026-08-06
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of August 6, 2026 was 29,173,775.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2026

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	December 31, 2025
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $206,838,265 and $222,558,514, respectively)	$191,027,674	$210,055,893
Total investments (cost of $206,838,265 and $222,558,514, respectively)	191,027,674	210,055,893

Cash and cash equivalents	29,773,850	47,184,002
Interest receivable	1,822,771	2,037,974
Receivable for investments sold	153,377	2,789,621
Prepaid expenses and other assets	29,577	56,815
Total assets	222,807,249	262,124,305

Liabilities
Management fees payable	456,894	527,482
Debt (net of deferred issuance costs of $13,275 and $13,543, respectively)	96,725	96,457
Reimbursements due to the Advisor	41,038	59,187
Accrued expenses and other liabilities	553,930	495,946
Total liabilities	1,148,587	1,179,072

Commitments and contingencies (Note 5)

Net assets	$221,658,662	$260,945,233

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 29,173,775 and 29,173,775 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$29,175	$29,175
Paid-in capital in excess of par	271,132,706	300,408,295
Distributable earnings (loss)	(49,503,219)	(39,492,237)
Total net assets	221,658,662	260,945,233
Total liabilities and net assets	$222,807,249	$262,124,305

Net assets per share	$7.60	$8.94

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment income	2026	2025	2026	2025
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$4,860,874	$6,174,337	$10,298,951	$12,592,006
PIK income:
Non-controlled, non-affiliated investments	370,948	558,485	714,531	1,163,950
Total investment income	5,231,822	6,732,822	11,013,482	13,755,956

Operating expenses
Management fees	456,894	496,494	933,885	1,013,682
Professional fees	39,412	115,893	261,366	291,227
Administrative expenses	79,048	80,209	163,047	175,799
Director fees	29,500	39,956	59,000	84,456
Custody and transfer agent fees	11,294	13,139	24,341	26,104
Insurance expense	4,327	6,822	8,355	13,568
Interest and other debt expenses	3,435	3,435	6,868	6,868
Incentive fees earned	—	—	—	398,079
Other operating expenses	156,399	90,684	264,610	140,853
Total operating expenses	780,309	846,632	1,721,472	2,150,636

Net investment income	4,451,513	5,886,190	9,292,010	11,605,320

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,316,215)	(7,620,297)	(5,430,113)	(9,051,096)
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(2,504,970)	3,565,933	(3,307,970)	2,781,807
Net realized and unrealized gain (loss)	(3,821,185)	(4,054,364)	(8,738,083)	(6,269,289)

Net increase (decrease) in net assets from operations	$630,328	$1,831,826	$553,927	$5,336,031

Earnings per share (1)	$0.02	$0.06	$0.02	$0.19

Basic and diluted weighted average shares outstanding	29,173,775	27,334,764	29,173,775	27,209,031

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2025	29,173,775	$29,175	$300,408,295	$(39,492,237)	$260,945,233
Net investment income	—	—	—	4,840,497	4,840,497
Net realized and unrealized gain (loss)	—	—	—	(4,916,899)	(4,916,899)
Distributions to common shareholders (1)	—	—	(29,275,589)	(5,724,411)	(35,000,000)
Balance at March 31, 2026	29,173,775	$29,175	$271,132,706	$(45,293,050)	$225,868,831
.
Net investment income	—	—	—	4,451,513	4,451,513
Net realized and unrealized gain (loss)	—	—	—	(3,821,185)	(3,821,185)
Dividends paid to common shareholders	—	—	—	(4,840,497)	(4,840,497)
Balance at June 30, 2026	29,173,775	$29,175	$271,132,706	$(49,503,219)	$221,658,662

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2024	27,081,900	$27,083	$280,361,562	$(21,096,856)	$259,291,789
Net investment income	—	—	—	5,719,130	5,719,130
Net realized and unrealized gain (loss)	—	—	—	(2,214,925)	(2,214,925)
Balance at March 31, 2025	27,081,900	$27,083	$280,361,562	$(17,592,651)	$262,795,994
.
Issuance of common stock	2,091,875	2,092	20,064,574	—	20,066,666
Offering costs charged to paid-in capital	—	—	(17,841)	—	(17,841)
Net investment income	—	—	—	5,886,190	5,886,190
Net realized and unrealized gain (loss)	—	—	—	(4,054,364)	(4,054,364)
Dividends paid to common shareholders	—	—	—	(5,719,130)	(5,719,130)
Balance at June 30, 2025	29,173,775	$29,175	$300,408,295	$(21,479,955)	$278,957,515

(1) On March 31, 2026, the Company made distributions totaling $35.0 million to shareholders, of which approximately $29.3 million were return of capital.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$553,927	$5,336,031
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	5,430,113	9,051,096
Change in net unrealized (appreciation)/depreciation of investments	3,307,970	(2,781,807)
Net amortization of investment discounts and premiums	(456,334)	(933,177)
Amortization of deferred debt issuance costs	268	268
Interest and dividend income paid in kind	(714,531)	(1,163,950)
Changes in assets and liabilities:
Purchases of investments	(7,065,973)	(45,451,567)
Proceeds from disposition of investments	18,541,367	28,214,163
Decrease (increase) in interest receivable	200,809	108,163
Decrease (increase) in receivable for investments sold	2,636,244	1,546,546
Decrease (increase) in prepaid expenses and other assets	27,238	76,508
Increase (decrease) in management fees payable	(70,588)	(86,608)
Increase (decrease) in reimbursements due to the Advisor	(18,149)	31,205
Increase (decrease) in payable for investments purchased	—	2,705,281
Increase (decrease) in incentive fees payable	—	(485,070)
Increase (decrease) in accrued expenses and other liabilities	57,984	6,426
Net cash provided by (used in) operating activities	22,430,345	(3,826,492)

Financing activities
Proceeds from shares of common stock sold	—	20,066,666
Distributions to shareholders	(39,840,497)	(5,719,130)
Net cash provided by (used in) financing activities	(39,840,497)	14,347,536

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(17,410,152)	10,521,043
Cash and cash equivalents (including restricted cash) at beginning of year	47,184,002	28,380,210
Cash and cash equivalents (including restricted cash) at end of year	$29,773,850	$38,901,253

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	10.74%	4/15/2028	$382,841	$382,311	$382,841	0.17%	F

Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Second Out Term Loan	SOFR(Q)	1.00%	5.50%	9.23%	3/31/2031	$654,495	608,375	345,573	0.16%	F/J
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	10.73%	9/30/2030	$181,545	162,483	180,819	0.08%	F
								770,858	526,392	0.24%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	2.78% Cash + 3.32% PIK	9.76%	12/31/2028	$1,011,716	973,534	373,323	0.17%	F/J
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.68%	3/1/2030	$78,125	76,563	69,922	0.03%
								1,050,097	443,245	0.20%
Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	1/31/2031	$3,932,333	3,853,686	3,869,416	1.75%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.48%	1/31/2031	$—	(11,292)	(9,033)	—	E/F
SRS Acquiom Holdings LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.75%	8.38%	1/14/2032	$—	(3,007)	(3,240)	—	E/F
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.38%	1/14/2032	$1,890,120	1,872,791	1,871,219	0.85%	F
								5,712,178	5,728,362	2.60%
Commercial Services & Supplies
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$1,575,887	1,559,942	1,558,800	0.71%	F
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$1,093,169	1,081,523	1,081,315	0.49%	F
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2027	$—	(1,700)	(1,825)	—	E/F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.07%	8/31/2029	$1,076,305	1,068,639	1,076,305	0.49%	F
								3,708,404	3,714,595	1.69%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.43%	2/1/2030	$736,967	724,630	734,019	0.33%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	2/1/2030	$301,725	296,260	300,518	0.14%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.42%	2/1/2029	$14,823	13,198	14,329	0.01%	F
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.12%	5/16/2030	$293,766	287,914	292,591	0.13%	F
Brown & Settle, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.10%	5/16/2030	$2,554,294	2,502,274	2,544,077	1.15%	F
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$—	(3,819)	(4,084)	—	E/F
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$—	(6,048)	(3,770)	—	E/F
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$3,448,840	3,392,357	3,414,351	1.55%	F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$—	(2,326)	—	—	E/F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$731,163	716,540	731,163	0.33%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$460,482	454,872	459,100	0.21%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$761,976	753,280	759,690	0.34%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$278,248	271,986	277,413	0.13%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$287,331	280,866	286,469	0.13%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$518,318	511,532	516,763	0.23%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$799,720	789,161	797,321	0.36%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$115,758	113,381	115,178	0.05%	F
								11,096,058	11,235,128	5.09%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.24%	2/1/2028	$951,864	935,638	761,492	0.34%
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.24%	2/1/2028	$1,937,850	1,925,440	1,550,280	0.70%
								2,861,078	2,311,772	1.04%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	11.99%	12/14/2027	$827,744	822,022	750,764	0.34%	F

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25% PIK	12.89%	3/14/2029	$2,042,845	1,780,804	—	—	F/J

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	4.50% Cash + 2.00% PIK	10.16%	9/15/2029	$4,087,690	4,031,938	3,573,459	1.62%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	9.91%	9/15/2028	$94,594	94,594	51,604	0.02%	F
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$110,839	102,858	—	—	F/J
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$1,676,250	1,150,810	—	—	F/J
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$251,852	233,686	—	—	F/J
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.53% Cash + 8.47% PIK	12.73%	12/31/2028	$335,103	335,103	228,876	0.10%	B/F
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.53% Cash + 8.47% PIK	12.73%	12/31/2028	$968,104	968,104	661,215	0.30%	B/F
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.73%	6/18/2029	$987,486	1,002,880	987,486	0.45%	B/F
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.92%	4/10/2031	$—	(1,336)	(10,873)	—	E/F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	4/10/2031	$2,815,384	$2,789,172	$2,632,384	1.19%	F
								10,707,809	8,124,151	3.68%
Diversified Financial Services
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.63% Cash + 3.38% PIK	9.66%	3/15/2030	$272,590	271,109	227,340	0.10%	F
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.98%	6/30/2031	$—	(2,512)	(5,111)	—	E/F
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	6/30/2031	$1,202,595	1,192,128	1,182,151	0.54%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.14%	9/30/2029	$1,531	1,352	1,148	—	F
Foreside Financial Group, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.07%	9/30/2029	$317,314	315,834	314,141	0.14%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/21/2028	$766,708	760,985	758,155	0.34%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/21/2028	$865,587	853,366	855,931	0.39%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/21/2028	$2,760,148	2,739,399	2,729,357	1.24%	F
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.23%	5/14/2031	$4,138,310	4,122,415	4,134,172	1.87%	F
								10,254,076	10,197,284	4.62%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.89%	10/15/2031	$—	(2,552)	(41,466)	(0.02)%	E/F
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.98%	10/15/2031	$61,638	61,638	40,905	0.02%	F
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.89%	10/15/2031	$551,940	545,368	449,831	0.20%	F
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$—	(1,700)	—	—	E/F
Griffon Bidco Inc. (Layerzero)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$—	(3,407)	—	—	E/F
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$2,197,099	2,177,906	2,197,099	1.00%	F
								2,777,253	2,646,369	1.20%
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 0.75% PIK	10.32%	10/25/2027	$1,776,698	1,767,220	1,714,513	0.78%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.90% Cash + 0.75% PIK	10.32%	10/25/2027	$149,994	149,157	144,415	0.07%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.67%	5/4/2028	$1,455,169	1,444,641	1,432,709	0.65%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	9.67%	5/4/2028	$338,504	338,346	333,279	0.15%	F
								3,699,364	3,624,916	1.65%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	8.49%	5/6/2027	$556,230	554,128	556,223	0.25%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.85%	8.49%	5/6/2027	$—	(219)	—	—	E/F
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	5/3/2027	$3,325,794	3,310,900	3,262,604	1.48%	F
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	9.17%	5/3/2027	$166,301	165,501	161,655	0.07%	F
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	11.77%	10/2/2028	$800,332	799,056	778,723	0.35%	F
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.14%	6/9/2032	$—	(2,858)	(1,561)	—	E/F
MRO Parent Corporation	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.14%	6/9/2032	$—	(2,850)	(1,561)	—	E/F
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.14%	6/9/2032	$2,545,774	2,512,310	2,527,953	1.14%	F
								7,335,968	7,284,036	3.29%
Hotels, Restaurants & Leisure
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.64%	5/16/2031	$—	(4,557)	3,711	—	E/F
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	8.64%	5/16/2030	$—	(2,890)	—	—	E/F
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.64%	5/16/2031	$1,289,209	1,275,028	1,302,101	0.59%	F
								1,267,581	1,305,812	0.59%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.66%	8/31/2029	$2,643,931	2,601,348	2,630,711	1.19%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.66%	8/31/2028	$68,434	64,556	67,065	0.03%	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$1,136,760	1,130,434	1,134,486	0.51%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$—	(60,456)	(5,582)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/1/2032	$—	(1,507)	—	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.73%	7/1/2032	$—	(1,005)	—	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/1/2032	$1,395,618	1,383,174	1,395,618	0.63%	F
								5,116,544	5,222,298	2.36%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$57,082	53,926	41,028	0.02%	F
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$2,641,063	2,618,466	2,522,215	1.14%	F
								2,672,392	2,563,243	1.16%
Internet Software & Services
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$669,468	657,692	659,359	0.30%	F
Civicplus LLC	Sr Secured Revolver	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/23/2030	$—	(1,549)	(1,953)	—	E/F
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$3,222,160	3,203,496	3,193,308	1.45%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$300,335	$293,872	$259,628	0.12%	F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$4,119,561	4,056,290	3,821,762	1.73%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.26%	8/29/2029	$2,372,231	2,350,077	2,372,231	1.07%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.26%	8/29/2029	$872,171	869,190	872,171	0.40%	F
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.91%	7/27/2028	$94,668	93,964	93,272	0.04%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	6.25%	9.91%	7/27/2028	$—	7,488	—	—
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.14%	8/22/2029	$124,119	122,823	100,288	0.05%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.14%	8/22/2029	$70,312	70,312	56,812	0.03%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50% PIK	11.14%	8/22/2029	$227,348	210,379	2,728	—	F/J
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.14%	8/22/2029	$—	—	(16,568)	(0.01)%	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00% PIK	9.66%	3/31/2030	$552,902	552,902	552,902	0.25%	F
Suited Connector, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	9.73%	3/29/2030	$44,517	44,517	44,517	0.02%	F
								12,531,453	12,010,457	5.45%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.41%	11/8/2030	$—	(5,802)	(23,634)	(0.01)%	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.41%	11/8/2030	$3,545,144	3,484,927	3,318,255	1.50%	F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.41%	6/3/2030	$—	(2,222)	(2,000)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.41%	6/3/2030	$718,611	704,239	705,676	0.32%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.15%	5/12/2030	$93,242	87,790	53,614	0.02%	F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.15%	5/12/2030	$3,895,774	3,828,784	3,498,405	1.58%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	10.64%	12/29/2028	$2,205,021	2,168,543	1,850,013	0.84%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	10.64%	12/30/2027	$—	(397)	(13,311)	(0.01)%	E/F
								10,265,862	9,387,018	4.24%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	9.24%	12/21/2029	$68,362	67,253	67,747	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(Q)	0.00%	5.65%	9.32%	12/21/2029	$—	(1,939)	(1,155)	—	E/F
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.32%	12/21/2029	$928,732	913,200	920,373	0.42%	F
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.89%	12/18/2029	$50,000	49,630	49,600	0.02%	F
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.89%	12/20/2029	$250,000	248,105	248,000	0.11%	F
								1,276,249	1,284,565	0.58%
Media
Kid Distro Holdings, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$—	(499)	(863)	—	E/F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$795,780	790,810	786,535	0.36%	F
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$662,920	651,977	655,218	0.30%	F
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	5.76% PIK	9.49%	3/31/2029	$207,326	207,326	175,605	0.08%	F
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	5.76% PIK	9.49%	3/31/2029	$277,035	277,035	277,035	0.13%	F
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	0.00%	5.76% PIK	9.49%	3/31/2029	$1,469,014	1,469,014	1,244,254	0.56%	F
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.49%	3/31/2029	$1,343,664	1,209,975	338,581	0.15%	F/J
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	10.38%	8/23/2026	$1,339,453	1,338,265	1,186,756	0.54%	F
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	12/31/2030	$797,381	785,040	779,839	0.35%	F
								6,728,943	5,442,960	2.47%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.64%	1/14/2031	$394,027	394,027	394,027	0.18%	F
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	8.89%	1/14/2031	$510,612	510,612	510,612	0.23%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.40%	10.14%	12/23/2026	$990,688	990,688	969,836	0.44%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.57%	12/23/2026	$1,240,078	1,234,619	1,211,789	0.55%	F
								3,129,946	3,086,264	1.40%
Professional Services
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$25,850	25,590	25,534	0.01%	F
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$—	(113)	(127)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$58,870	58,321	58,223	0.03%	F
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	9.74%	10/24/2029	$808,081	796,655	754,747	0.34%	F
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	9.68%	10/24/2029	$8,081	6,995	2,747	—	F
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$230,131	223,912	217,120	0.10%	F
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$—	(3,474)	(4,337)	—	E/F
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$4,078,925	4,045,249	4,038,136	1.83%	F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	8.98%	1/16/2030	$—	(1,935)	(484)	—	E/F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	1/16/2030	$725,242	710,737	721,616	0.33%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.42%	8/18/2028	$4,724,035	4,692,503	4,325,773	1.96%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.41%	8/18/2028	$121,280	118,598	86,023	0.04%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$778,586	$778,700	$693,235	0.31%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$346,038	346,059	308,104	0.14%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$692,076	692,115	616,209	0.28%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$536,342	536,428	477,546	0.22%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	1.00% Cash + 9.00% PIK	13.64%	10/15/2028	$498,132	498,132	1,130,610	0.51%	B/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$1,562,934	1,563,420	1,391,599	0.63%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	0.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$2,335,758	2,336,122	2,079,704	0.94%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	9.49%	9/30/2027	$1,161,241	1,155,987	1,153,707	0.52%	F
								18,580,001	18,075,685	8.19%
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	8.89%	1/18/2030	$28,572	24,286	26,949	0.01%	F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.89%	1/18/2030	$785,714	770,000	779,767	0.35%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.25%	6.61%	10.26%	3/21/2027	$1,847,720	1,840,293	1,835,896	0.83%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.06%	3/2/2027	$2,800,000	2,800,000	2,760,800	1.25%	C/F
								5,434,579	5,403,412	2.44%
Road & Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$516,650	515,567	514,067	0.23%	F/I
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$1,000,000	998,228	995,000	0.45%	F/I
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$483,350	482,260	480,933	0.22%	F/I
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$3,000,000	2,993,899	2,985,000	1.35%	F/I
								4,989,954	4,975,000	2.25%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	1.15% Cash + 5.25% PIK	10.13%	12/31/2029	$718,244	667,441	438,129	0.20%	F/J
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	9.88%	10/1/2029	$267,753	241,317	161,180	0.07%	J
								908,758	599,309	0.27%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.98%	6/27/2029	$2,692,626	2,674,071	2,693,049	1.22%	F
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.73%	4/13/2029	$1,822,558	1,812,759	1,804,332	0.82%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.73%	4/13/2029	$36,566	35,790	35,348	0.02%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	7.91%	9/12/2029	$—	(5,469)	—	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.91%	9/12/2029	$4,111,310	4,048,335	4,111,310	1.86%	F
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.64%	6/12/2030	$196,079	188,725	196,078	0.09%	F
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.64%	6/12/2030	$691,765	674,471	691,765	0.31%	F
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$64,761	64,761	60,580	0.03%	F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$89,724	88,655	84,699	0.04%	F
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$412,728	408,119	389,615	0.18%	F
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$—	(375)	(2,010)	—	E/F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	8.94%	6/30/2030	$1,505,550	1,495,424	1,509,314	0.68%	F
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	6/30/2030	$—	—	1,382	—	F
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	6/30/2030	$2,258,325	2,239,787	2,263,971	1.03%	F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$219,769	218,813	201,089	0.09%	F
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$—	(864)	(16,897)	(0.01)%	E/F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$2,138,556	2,129,253	1,956,779	0.89%	F
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.13%	6/30/2029	$—	—	(16,441)	(0.01)%	E/F
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.13%	6/30/2029	$2,388,806	2,369,647	2,367,307	1.07%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.65%	5/22/2029	$182,502	178,270	180,818	0.08%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.67%	5/22/2029	$3,714,737	3,674,175	3,699,878	1.68%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.66%	3/10/2031	$—	(5,087)	4,302	—	E/F
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.74%	3/10/2031	$71,693	65,240	71,693	0.03%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.66%	3/10/2031	$1,987,326	1,965,122	2,007,199	0.91%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.36%	7/9/2029	$2,076,525	2,059,332	2,014,958	0.91%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.28%	7/7/2029	$977,841	959,579	948,849	0.43%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.28%	7/7/2029	$417,747	$411,366	$405,362	0.18%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.36%	7/9/2029	$1,357,524	1,352,065	1,317,275	0.60%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	9.73%	7/9/2029	$114,632	111,819	105,191	0.05%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.36%	7/7/2029	$248,554	247,407	241,185	0.11%	F
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.89%	9/30/2030	$—	(5,663)	(12,222)	(0.01)%	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.89%	9/30/2030	$4,230,561	4,185,086	4,133,259	1.87%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash + 3.50% PIK	10.33%	10/23/2027	$803,163	801,559	735,002	0.33%	F
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.63%	12/17/2027	$195,887	196,377	176,201	0.08%	F
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.57%	12/17/2027	$573,717	565,055	516,058	0.23%	F
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.63%	12/17/2027	$3,083,116	3,065,169	2,773,263	1.26%	F
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.63%	12/17/2027	$263,918	262,558	237,394	0.11%	F
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.95%	5/2/2029	$2,681,355	2,662,338	2,644,760	1.20%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.16%	8/5/2028	$2,796,125	2,764,717	2,212,509	1.00%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.65%	10/2/2028	$2,514,169	2,495,436	2,488,958	1.13%	F
Lightspeed Solutions, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.00%	9.65%	3/1/2028	$553,102	548,175	547,556	0.25%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.65%	3/1/2028	$165,823	164,853	164,160	0.07%	F
Logicmonitor Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.16%	11/19/2031	$—	(979)	(3,654)	—	E/F
Logicmonitor Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.16%	11/19/2031	$811,966	804,595	782,735	0.35%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.60%	9/15/2026	$684,685	684,927	609,915	0.28%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.23%	5/31/2028	$650,015	643,515	640,915	0.29%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.23%	5/31/2028	$433,343	429,010	427,277	0.19%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(M)	0.75%	5.50%	9.15%	5/31/2028	$17,334	16,467	16,120	0.01%	F/I
Smarsh, Inc.	Sr Secured Revolver	SOFR(M)	0.00%	4.75%	8.39%	2/16/2029	$70,164	69,239	62,087	0.03%	F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	2/16/2029	$2,202,814	2,184,427	2,057,428	0.93%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	2/18/2029	$54,336	52,581	38,182	0.02%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.13%	6/30/2028	$—	(799)	(1,397)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.13%	6/30/2028	$3,388,436	3,368,759	3,344,523	1.51%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	11/22/2028	$478,594	465,152	468,065	0.21%	F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.73%	11/22/2028	$—	(4,408)	(6,666)	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	11/22/2028	$2,968,515	2,924,565	2,903,207	1.31%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	11/21/2031	$251,201	251,201	245,675	0.11%	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	11.74%	12/21/2027	$2,684,167	2,669,873	483,150	0.22%	F/I/J
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	11.74%	12/21/2027	$491,472	489,513	88,465	0.04%	F/I/J
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	11.74%	12/21/2027	$222,222	220,842	40,000	0.02%	F/I/J
								62,435,330	58,140,905	26.33%
Specialty Retail
Supergoop, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.85%	9.51%	12/29/2028	$517,608	513,300	477,290	0.22%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.39%	12/29/2027	$122,156	121,320	112,440	0.05%	F
								634,620	589,730	0.27%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	6/11/2029	$4,538,920	4,498,615	4,471,335	2.03%	B/F

Total Debt Investments - 85.50% of Net Assets								203,429,107	189,527,848	85.84%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Total Coupon	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Beverages
New JuicePlus Parent, LLC (Juice Plus)	Common Stock				6,546	$12,307	$—	—	F/G/H

Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Class A Common Stock				13,793	160	—	—	B/F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Class B Common Stock				13,793	160	—	—	B/F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Class C Common Stock				13,793	160	—	—	B/F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Class D Common Stock				13,793	160	—	—	B/F/G/H
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units				3,794,992	1,180,243	38	—	B/F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units				3,127,928	—	31	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Common Shares				20,401	—	—	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units				742,790	—	7	—	F/G/H
						1,180,883	76	0.00%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares				271	27,200	33,092	0.01%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	2,394	—	2,681	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	299	—	15	—	B/F/G/H
						27,200	35,788	0.01%
Internet Software & Services
Igloo Parent Holdings LLC (InMoment)	Common Units				23	—	—	—	C/F/G/H
Suited Connector, LLC	Common Units				1,858,482	19	19	—	F/G/H
Suited Connector, LLC	Preferred Units				1,443,057	39,784	43,271	0.02%	F/G/H
Pluralsight, Inc.	Common Stock				60,932	170,000	1	—	F/G/H
						209,803	43,291	0.02%
Media
Streamland Media Holdings LLC	Common Units				11,902	607,359	—	—	F/G/H

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Class A-1 Common Units				255	—	—	—	F/G/H
48forty Intermediate Holdings, Inc.	Preferred Units				255	975,691	850,706	0.39%	F/G/H
						975,691	850,706	0.39%
Professional Services
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				1,702	—	2,650	—	B/F/G/H
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				25,523	320,915	493,894	0.22%	B/F/G/H
						320,915	496,544	0.22%
Road & Rail
Motive Technologies, Inc. (Keep Truckin)	Warrants to Purchase Common Stock			11/27/2034	75,000	75,000	73,197	0.03%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	1,122	—	224	—	F/G/H

Total Equity Securities - 0.68% of Net Assets						3,409,158	1,499,826	0.68%

Total Investments - 86.18% of Net Assets						$206,838,265	$191,027,674	86.52%

Cash and Cash Equivalents - 13.43% of Net Assets							$29,773,850	13.48%

Total Cash and Investments - 99.61% of Net Assets							$220,801,524	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2026

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $7,794,897 and $18,541,367 respectively, for the six months ended June 30, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2026 was $191,027,674 or 86.5% of total cash and investments of the Company. As of June 30, 2026, approximately 9.2% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $57,616,679 and $60,564,846 respectively, for the year ended December 31, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2025 was $210,055,893 or 81.7% of total cash and investments of the Company. As of December 31, 2025 approximately 8.7% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited)

June 30, 2026

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

June 30, 2026

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

At June 30, 2026, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$2,636,146	$—	$2,636,146
3	Independent third-party valuation sources that employ significant unobservable inputs	186,891,702	1,499,602	188,391,304
3	Advisor valuations with significant unobservable inputs	—	224	224
Total		$189,527,848	$1,499,826	$191,027,674

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$165,990,724	Income approach	Discount rate	8.6% - 27.0% (11.7%)
	8,809,002	Market comparable companies	EBITDA multiples	3.0x - 7.6x (6.1x)
	8,247,350	Market comparable companies	Revenue multiples	0.3x - 0.8x (0.4x)
	3,844,626	Market quotations	Indicative bid/ask quotes	1 (1)
Equity	850,782	Market comparable companies	EBITDA multiples	3.0x - 9.8x (9.7x)
	613,032	Market comparable companies	Revenue multiples	0.3x - 8.8x (1.4x)
	36,012	Option Pricing Model	EBITDA/Revenue multiples	3.0x - 7.3x (3.0x)
			Implied volatility	45.0% - 60.0% (45.1%)
			Term	1.0 year - 2.0 years (2.0 years)
$188,391,528

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

During the six months ended June 30, 2026, fourteen senior debt positions with an aggregate fair value of $12.4 million transitioned from an income approach to an expected recovery valuation model and eleven senior debt positions with an aggregate fair value of $2.9 million transitioned from an expected recovery valuation model to an income approach. The change in approach was driven by considerations given to the financial performance of the portfolio company.

Changes in investments categorized as Level 3 during the three months ended June 30, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$194,252,654	$3,796,777	$198,049,431
Net realized and unrealized gains (losses)	(2,985,757)	(325,018)	(3,310,775)
Acquisitions (1)	3,697,693	—	3,697,693
Dispositions	(7,860,476)	(1,972,157)	(9,832,633)
Transfers out of Level 3 (2)	(212,412)	—	(212,412)
Ending balance	$186,891,702	$1,499,602	$188,391,304
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,374,619)	$(464,583)	$(3,839,202)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred to Level 2 due to increased observable market activity.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

2. Summary of Significant Accounting Policies (Continued)

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Ending balance	$—	$224	$224

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$—

Changes in investments categorized as Level 3 during the six months ended June 30, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	202,732,212	3,545,464	206,277,676
Net realized and unrealized gains (losses)	(7,165,668)	(1,102,144)	(8,267,812)
Acquisitions (1)	7,329,887	1,028,438	8,358,325
Dispositions	(15,760,889)	(1,972,156)	(17,733,045)
Transfers out of Level 3 (2)	(243,840)	—	(243,840)
Ending balance	$186,891,702	$1,499,602	$188,391,304
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(7,161,331)	$(1,241,071)	$(8,402,402)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred to Level 2 due to increased observable market activity.

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

June 30, 2026

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2026, included in cash and cash equivalents was $25.8 million (11.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.50%. At December 31, 2025, included in cash and cash equivalents was $45.4 million (17.4% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.63%. There was no restricted cash at June 30, 2026 or December 31, 2025.

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

June 30, 2026

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2026 and December 31, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at June 30, 2026 and December 31, 2025.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2025, the Company incurred $71,685 in organizational expenses. During the six months ended June 30, 2026, the Company did not incur any additional organizational expenses. From November 30, 2020 through June 30, 2026, the Company had incurred a total of $267,621 in offering costs, all of which has been charged to paid-in capital. The Company will not bear more than $1.0 million for organization and offering costs

Deferred Debt Issuance Costs

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the company as of June 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

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

June 30, 2026

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

The incentive fee is only incurred to the extent the Company’s cumulative total return (after the incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, the incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. The incentive fee is computed as the difference between the incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of June 30, 2026, the Company’s cumulative performance did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three and six months ended June 30, 2026. As of June 30, 2025, the Company’s cumulative performance did not exceed the total return hurdle, and as such, no incentive compensation was accrued for the three months ended June 30, 2025. For the six months ended June 30, 2025, $0.4 million out of the potential $1.5 million incentive fees was earned.

There were no incentive fees on capital gains accrued on a hypothetical liquidation basis (but not payable) under GAAP for the six months ended June 30, 2026 and 2025. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured promissory notes with a principal amount of $110,000 maturing on December 31, 2050. Prior to being repaid and terminated on June 14, 2024, debt included a $75.0 million Capital Call Facility. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, the estimated fair value of the outstanding debt approximated its carrying value.

On December 11, 2020, the Company issued to each of 110 separate investors an unsecured promissory note with a principal amount of $1,000, at par. The Company pays interest on the unpaid principal amount of the notes at a rate of 12.00% per annum payable semi-annually in arrears. The notes mature on December 31, 2050.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2026	2025
Interest expense	$6,600	$6,600
Amortization of deferred debt issuance costs	268	268
Commitment fees	—	—
Total	$6,868	$6,868

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

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

The Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2026 and December 31, 2025 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2026	December 31, 2025
Alcami Corporation	12/21/2029	$128,322	$—
Alcami Corporation	12/21/2028	NA	101,054
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	NA	46,318
AlphaSense, Inc.	6/27/2029	NA	NA
Alpine Acquisition Corp II (48Forty)	1/14/2031	39,810	NA
Alpine Acquisition Corp II (48Forty)	1/14/2031	159,240	NA
Alpine Acquisition Corp II (48Forty)	11/30/2029	NA	53,604
AmeriLife Holdings, LLC	8/31/2028	205,302	228,114
Applause App Quality, Inc.	10/24/2029	72,727	64,646
Appriss Health, LLC (PatientPing)	5/6/2027	76,086	76,086
Aras Corporation	4/13/2029	85,322	79,228
Beekeeper Buyer Inc. (Archway)	6/30/2031	300,649	300,649
Bluefin Holding, LLC (Allvue)	9/12/2029	405,340	405,340
Brown & Settle, Inc.	5/16/2030	NA	73,441
CBI-Gator Acquisition, LLC	10/25/2027	9,405	9,405
Cherry Bekaert Advisory, LLC	6/30/2030	NA	190,576
Chronicle Parent LLC (Lexitas)	4/15/2031	1,070,962	1,194,403
Chronicle Parent LLC (Lexitas)	4/15/2031	433,698	433,698
Civicplus LLC	8/24/2030	459,485	459,485
Civicplus LLC	8/23/2030	218,129	218,129
Clever Devices Ltd.	6/12/2030	98,039	137,255
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	185,714	214,286
Crewline Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
DNAnexus, Inc	12/18/2029	NA	700,000
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	78,957
Douglas Holdings, Inc (Docupace)	8/27/2030	9,895	13,595
Douglas Holdings, Inc (Docupace)	8/27/2030	35,889	35,889
Dragos, Inc.	6/30/2030	NA	1,505,550
Dragos, Inc.	6/30/2030	552,770	552,770
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	350,658	350,658
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	116,886	116,886
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	262,794	262,794

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	June 30, 2026	December 31, 2025
Emerald Technologies (U.S.) AcquisitionCo, Inc.	10/1/2029	$355	$355
ESO Solutions, Inc.	5/3/2027	78,260	24,456
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	167,278	167,278
FirstUp, Inc	7/13/2027	198,790	198,790
Flexport Capital, LLC	6/30/2029	1,826,734	1,826,734
Foreside Financial Group, LLC	9/30/2029	36,746	NA
Foreside Financial Group, LLC	9/1/2027	NA	38,277
Fusion Holding Corp. (Finalsite)	9/15/2028	247,137	153,395
Fusion Risk Management, Inc.	5/22/2029	238,658	308,851
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	430,157	430,157
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	358,464	387,141
Griffon Bidco Inc. (Layerzero)	7/31/2031	401,480	401,480
Griffon Bidco Inc. (Layerzero)	7/31/2031	401,480	401,480
GTY Technology Holdings Inc.	7/9/2029	203,790	318,422
Honey Intermediate, Inc. (iLobby) (Canada)	9/30/2030	531,371	531,371
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	NA	161,290
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	96,774	96,774
ICIMS, Inc.	8/18/2028	296,928	301,110
Integrate.com, Inc.	12/17/2027	NA	7,528
Integrity Marketing Acquisition, LLC	8/25/2028	2,790,931	2,790,931
Intercept Bidco, Inc.	6/3/2030	NA	166,667
Intercept Bidco, Inc.	6/3/2030	111,111	111,111
JF Acquisition, LLC (JF Petroleum)	6/18/2030	408,401	609,461
JF Acquisition, LLC (JF Petroleum)	6/18/2030	376,986	376,986
Kid Distro Holdings, LLC	10/1/2029	NA	NA
Kid Distro Holdings, LLC	10/1/2029	74,263	74,263
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,837	18,077
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	11,538	11,538
Lightspeed Solutions, LLC	3/1/2028	NA	0
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	108,700	123,523
Logicmonitor, Inc	11/19/2031	101,496	101,496
Madison Logic Holdings, Inc.	12/30/2027	82,677	82,677
Modigent, LLC (Pueblo)	8/23/2027	265,353	265,353
MRO Parent Corporation	6/9/2032	223,044	223,044
MRO Parent Corporation	6/9/2032	223,044	223,044
Oak Purchaser, Inc. (DaySmart)	5/31/2028	69,335	80,891
Pluralsight, Inc.	8/22/2029	86,293	86,293
PMA Parent Holdings, LLC	1/31/2031	564,581	564,581
Serrano Parent, LLC (Sumo Logic)	5/12/2030	295,267	388,509
Smarsh, Inc.	2/16/2029	52,215	75,059
Smarsh, Inc.	2/18/2029	190,421	244,757
Spark Buyer, LLC (Sparkstone)	10/15/2031	224,138	224,138
Spark Buyer, LLC (Sparkstone)	10/15/2031	50,431	73,966
SRS Acquiom Holdings LLC	1/14/2032	324,021	NA
Stonebridge Companies, LLC	5/16/2031	371,129	371,129
Stonebridge Companies, LLC	5/16/2030	247,419	247,419
Streamland Media Midco LLC	3/31/2029	33,433	55,062
Suited Connector, LLC	3/29/2030	252,265	NA
Supergoop, LLC	12/29/2027	2,578	29,105
Syndigo, LLC	9/2/2032	299,683	356,765
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	204,439	204,439
Titan Home Improvement, LLC (Renuity)	5/31/2030	NA	139,535
Titan Home Improvement, LLC (Renuity)	5/31/2030	116,279	116,279
Trintech, Inc.	7/25/2029	NA	196,336
Vortex Companies, LLC	9/4/2029	NA	392,601
Vortex Companies, LLC	9/4/2029	77,732	108,067
Zendesk Inc.	11/21/2031	NA	252,463
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	NA	100,000
Total Unfunded Balances		$19,705,842	$23,815,548

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2026 and December 31, 2025, amounts reimbursable to the Advisor totaled $0.0 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2026 and 2025, $0.2 million and $0.2 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of June 30, 2026, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of June 30, 2026, $301.0 million (100.0% of total commitments) had been called. No new shares were issued during the six months ended June 30, 2026.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the six months ended June 30, 2026 and 2025.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 30, 2026	March 30, 2026	March 31, 2026	Return of Capital	$1.00	$29,275,589
March 30, 2026	March 30, 2026	March 31, 2026	Regular	$0.20	$5,724,411
May 7, 2026	June 16, 2026	June 30, 2026	Regular	$0.17	$4,840,497
				$1.37	$39,840,497

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
				$0.20	$5,719,130

8. Subsequent Events

On August 6, 2026, the Company’s Board of Directors declared a third quarter dividend in the amount of $4,451,513, payable on September 30, 2026 to stockholders of record as of the close of business on September 16, 2026.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

9. Financial Highlights

The financial highlights below show the Company's results of operations for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
	2026	2025
Per Common Share
Per share net asset value (“NAV”) at beginning of period	$8.94	$9.57

Investment operations: (1)
Net investment income	0.32	0.42
Net realized and unrealized gain (loss)	(0.29)	(0.23)
Total from investment operations	0.03	0.19
Distributions to common shareholders	(1.37)	(0.20)
Per share NAV at end of period	$7.60	$9.56

Total return based on net asset value: (2)	0.3%	2.0%

Shares outstanding at end of period	29,173,775	29,173,775
Ratios to average net asset value: (3)
Net investment income (4)	7.8%	9.0%
Expenses before incentive fee (5)	1.4%	1.3%
Expenses and incentive fee (6)	1.4%	1.5%

Ending net asset value	$221,658,662	$278,957,515
Portfolio turnover rate	3.9%	12.2%
Weighted-average debt outstanding	$110,000	$110,000
Weighted-average interest rate on debt	12.0%	12.0%
Weighted-average number of shares of common stock	29,173,775	27,209,031
Weighted-average debt per share	$0.00	$0.00

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last four fiscal years and the period ended June 30, 2026.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of June 30, 2026 (Unaudited)	$110,000	$2,016,080	—	N/A
Fiscal Year 2025	110,000	2,373,231	—	N/A
Fiscal Year 2024	110,000	2,358,200	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Capital Call Facility
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A

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

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2026

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Class A-1 Common Units	1/14/2026
48forty Intermediate Holdings, Inc., Preferred Units	1/14/2026
Grey Orange International Inc., Warrants to Purchase, Common Stock	5/6/2022
Igloo Parent Holdings LLC (InMoment), Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/11/2025
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
New JuicePlus Parent LLC, Common Stock	9/30/2025
Pluralsight, Inc., Common Stock	8/22/2024
SellerX Germany GMBH & Co. KG (Germany), Class A Common Stock	6/25/2025
SellerX Germany GMBH & Co. KG (Germany), Class B Common Stock	6/25/2025
SellerX Germany GMBH & Co. KG (Germany), Class C Common Stock	6/25/2025
SellerX Germany GMBH & Co. KG (Germany), Class D Common Stock	6/25/2025
Streamland Media LLC., Common Units	3/31/2025
Suited Connector, LLC, Common Units	3/31/2026
Suited Connector, LLC, Preferred Units	3/31/2026
Vingil Holdings 2 S.a r.l (Germany) (SellerX), Preferred Units	6/25/2025
Worldremit Group Limited (United Kingdom), Series X Shares	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	6/24/2024

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock – KKR Participation	12/1/2025
Grey Orange International Inc., Warrants to Purchase, Common Stock	5/6/2022
Igloo Parent Holdings LLC (InMoment), Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/11/2025
New JuicePlus Parent LLC, Common Stock	9/30/2025
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pluralsight, Inc., Common Stock	8/22/2024
SellerX Germany GMBH & Co. KG (Germany), Common Shares	6/25/2025
Vingil Holdings 2 S.a r.l (SellerX Germany), Preferred Units	6/25/2025
Streamland Media LLC., Common Units	3/31/2025
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Worldremit Group Limited (United Kingdom), Series X Shares	2/11/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	8/27/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	6/24/2024

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2026, 90.8% of our total assets were invested in qualifying assets.

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

As of June 30, 2026, none of our investments were categorized as Level 1, 1.4% were categorized as Level 2 and 98.6% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended June 30, 2026, we invested approximately $3.5 million, comprised of an investment in 1 existing portfolio company. Of these investments, $3.5 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $10.5 million in proceeds from sales or repayments of investments during the three months ended June 30, 2026.

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

During the six months ended June 30, 2026, we invested approximately $7.8 million, comprised of investments in 1 new and 3 existing portfolio companies. Of these investments, $7.8 million, or 100.0% of total acquisitions, were in senior secured loans.

Additionally, we received approximately $18.5 million in proceeds from sales or repayments of investments during the six months ended June 30, 2026.

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

At June 30, 2026, our investment portfolio of $191.0 million (at fair value) consisted of 98 portfolio companies and was invested 99.2% in senior secured loans and 0.8% in equity investments. Our average portfolio company investment at fair value was approximately $1.9 million. Our largest portfolio company investment by value was approximately 3.8% of our portfolio and our five largest portfolio company investments by value comprised approximately 13.7% of our portfolio at June 30, 2026.

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

The industry composition of our portfolio at fair value at June 30, 2026 was as follows:

Industry	Percent of Total Investments
Software	30.4%
Professional Services	9.7%
Internet Software and Services	6.3%
Construction and Engineering	5.9%
Diversified Financial Services	5.4%
IT Services	4.9%
Diversified Consumer Services	4.3%
Health Care Technology	3.8%
Capital Markets	3.0%
Media	2.8%
Real Estate Management and Development	2.8%
Insurance	2.7%
Road and Rail	2.6%
Wireless Telecommunication Services	2.3%
Paper and Forest Products	2.1%
Commercial Services and Supplies	1.9%
Healthcare Providers and Services	1.9%
Electrical Equipment	1.4%
Internet and Catalog Retail	1.3%
Construction Materials	1.2%
Other	3.3%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 10.3% at June 30, 2026 and 10.2% at December 31, 2025, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.1% at June 30, 2026 and 9.5% at December 31, 2025. At June 30, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, and 0.0% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.3% at June 30, 2026. Debt investments in 9 portfolio companies were on non-accrual status as of June 30, 2026, representing 1.2% of the portfolio at fair value and 5.1% at cost. At December 31, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.6% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.4% at December 31, 2025. Debt investment in 10 portfolio companies were on non-accrual status as of December 31, 2025, representing 2.8% of the portfolio at fair value and 6.9% at cost.

Results of operations

Investment income

Investment income totaled $5.2 million and $6.7 million, respectively, for the three months ended June 30, 2026 and 2025, of which $4.9 million and $6.2 million were attributable to interest and fees on our debt investments, as well as PIK income of $0.3 million and $0.5 million, respectively. The decrease in investment income in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Investment income totaled $11.0 million and $13.8 million, respectively, for the six months ended June 30, 2026 and 2025, of which $10.3 million and $12.6 million were attributable to interest and fees on our debt investments, as well as PIK income of $0.7 million and $1.2 million, respectively. The decrease in investment income in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Expenses

Total operating expenses for the three months ended June 30, 2026 and 2025 were $0.8 million and $0.8 million, respectively, comprised of $0.5 million and $0.5 million in management fees, $0.0 million and $0.1 million in professional fees, $0.1 million and $0.1 million in administrative expenses, $0.0 million and $0.0 million in interest and other debt expenses and $0.2 million and $0.1 million in other expenses, respectively.

Total operating expenses for the six months ended June 30, 2026 and 2025 were $1.7 million and $2.2 million, respectively, comprised of $0.9 million and $1.0 million in management fees, $0.3 million and $0.3 million in professional fees, $0.2 million and $0.2 million in administrative expenses, $0.0 million and $0.0 million in interest and other debt expenses, $0.0 million and $0.4 million in incentive fees earned, and $0.3 million and $0.3 million in other expenses, respectively. The decrease in expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily reflects the impact of incentive fees.

Net investment income (loss)

Net investment income was $4.5 million and $5.9 million respectively, for the three months ended June 30, 2026 and 2025. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Net investment income was $9.3 million and $11.6 million respectively, for the six months ended June 30, 2026 and 2025. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2026 and 2025 was ($1.3) million and ($7.6) million, respectively. Net realized losses for the three months ended June 30, 2026 were comprised primarily of $1.4 million in losses from the restructuring of our investments in McAfee. Net realized losses for the three months ended June 30, 2025 was comprised primarily of $3.1 million, $2.8 million, and $1.9 million in losses from the restructuring of our investments in Homerenew Buyer, InMoment, and Seller-X, respectively.

Net realized gain (loss) for the six months ended June 30, 2026 and 2025 was ($5.4) million and $(9.1) million, respectively. Net realized losses for the six months ended June 30, 2026 were comprised primarily of $2.8 million, $1.4 million, and $1.4 million in losses from the restructuring of our investments in Alpine, Suited Connector, and McAfee, respectively. Net realized losses for the six months ended June 30, 2025 was comprised primarily of $3.1 million, $2.9 million, $1.9 million and $1.3 million in losses from the restructuring of our investments in Homerenew Buyer, InMoment, Seller-X, and Streamland, respectively.

For the three months ended June 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was ($2.5) million and $3.6 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2026 primarily reflects a $1.6 million unrealized loss on our investment in Zilliant, a $0.4 million unrealized loss on our investment in AHF Parent, a $0.3 million unrealized loss on our investment in Streamland, and a $0.3 million unrealized loss on our investment in E-Discovery, partially offset by $1.4 million reversals of previously recognized unrealized losses from the restructuring of our investment in McAfee. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2025 primarily reflects $2.7 million, $1.9 million, and $1.6 million reversals of previously recognized unrealized losses from the restructuring of our investments in Homerenew Buyer, InMoment, and Seller-X, respectively, partially offset by a $0.6 million unrealized loss on our investment in INH, a $0.6 million unrealized loss on our investment in Brook & Whittle, and a $0.6 million unrealized loss on our investment in Alpine.

For the six months ended June 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was $(3.3) million and $2.8 million, respectively. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2026 primarily reflects a $2.0 million unrealized loss on our investment in Zilliant, a $0.8 million unrealized loss on our investment in Job and Talent, a $0.8 million unrealized loss on our investment in Streamland, a $0.4 million unrealized loss on our investment in AHF Parent, and a $0.4 million unrealized loss on our investment in E-Discovery, partially offset by $2.6 million, $1.4 million, and $1.3 million reversals of previously recognized unrealized losses from the restructuring of our investment in Alpine, McAfee and Suited Connector, respectively.The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2025 was primarily reflects $2.5 million, $1.6 million, $1.3 million and $1.3 million reversals of previously recognized unrealized losses from the restructuring of our investments in Homerenew Buyer, InMoment, Seller-X, and Streamland, respectively, partially offset by a $1.6 million unrealized loss on our investment in Razor, $1.0 million unrealized loss on our investment in INH, a $0.9 million unrealized loss on our investment in Alpine, and a $0.8 million unrealized loss on our investment in Brook & Whittle.

Incentive compensation

Incentive fees for the three months ended June 30, 2026 and 2025 were $0.0 million and $0.0 million, respectively. As of June 30, 2026, the Company’s cumulative performance did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three months ended June 30, 2026. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three months ended June 30, 2026 and 2025.

Incentive fees for the six months ended June 30, 2026 and 2025 were $0.0 million and $0.4 million, respectively. For the six months ended June 30, 2025, $0.4 million out of the potential $1.5 million incentive fees was earned due the Company’s cumulative performance not fully exceeding the total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the six months ended June 30, 2026 and 2025.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the three and six months ended June 30, 2026 and 2025.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $0.6 million and $1.8 million, respectively, for the three months ended June 30, 2026 and 2025.

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $0.6 million and $5.3 million respectively, for the six months ended June 30, 2026 and 2025.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Shares Issued	N/A	2,091,875
Average Price Per Share	N/A	$9.58
Proceeds (1)	N/A	$20,048,825

(1)
Net of offering costs of $17,841, for the six months ended June 30, 2025.

Total debt outstanding as of June 30, 2026 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2026, the Company’s asset coverage ratio was 201,608%.

Net cash provided by operating activities during the six months ended June 30, 2026 was $22.4 million, consisting primarily of net investment income (net of non-cash income and expenses) of approximately $8.3 million, and settlement of acquisitions of investments (net of dispositions) of $14.1 million

Net cash used in financing activities during the six months ended June 30, 2026 was $39.8 million, consisting of $29.3 million in return of capital distribution to shareholders and $10.5 million of dividends paid to shareholders.

At June 30, 2026 we had $29.8 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the six months ended June 30, 2026 and 2025. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 30, 2026	March 30, 2026	March 31, 2026	Return of Capital	$1.00	$29,275,589
March 30, 2026	March 30, 2026	March 31, 2026	Regular	$0.20	$5,724,411
May 7, 2026	June 16, 2026	June 30, 2026	Regular	$0.17	$4,840,497
				$1.37	$39,840,497

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
				$0.20	$5,719,130

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

Recent Developments

On August 6, 2026, the Company’s Board of Directors declared a third quarter dividend in the amount of $4,451,513, payable on September 30, 2026 to stockholders of record as of the close of business on September 16, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2026, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of June 30, 2026, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$6,437,156	$0.22
Up 200 basis points	4,291,437	0.15
Up 100 basis points	2,145,719	0.07
Down 100 basis points	(2,144,675)	(0.07)
Down 200 basis points	(4,265,552)	(0.15)
Down 300 basis points	(5,940,436)	(0.20)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	Amended and Restated By-Laws(2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock Direct Lending Corp.

Date: August 6, 2026	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)