Form 10-Q
period 2026-09-30
BlackRock Direct Lending Corp.
filed 2026-11-05
CIK 1834543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

The number of the Registrant's shares of common stock, $0.001 par value, outstanding as of November 5, 2026 was 29,173,775.

BLACKROCK DIRECT LENDING CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

BlackRock Direct Lending Corp.

Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $189,798,222 and $222,558,514, respectively)	$170,175,267	$210,055,893
Total investments (cost of $189,798,222 and $222,558,514, respectively)	170,175,267	210,055,893

Cash and cash equivalents	44,591,985	47,184,002
Interest receivable	1,199,088	2,037,974
Receivable for investments sold	—	2,789,621
Prepaid expenses and other assets	2,789,904	56,815
Total assets	218,756,244	262,124,305

Liabilities
Management fees payable	437,895	527,482
Reimbursements due to the Advisor	130,764	59,187
Debt (net of deferred issuance costs of $13,138 and $13,543, respectively)	96,862	96,457
Interest and debt related payables	3,300	—
Accrued expenses and other liabilities	735,434	495,946
Total liabilities	1,404,255	1,179,072

Commitments and contingencies (Note 5)

Net assets	$217,351,989	$260,945,233

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value; 300,000,000 shares authorized, 29,173,775 and 29,173,775 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$29,175	$29,175
Paid-in capital in excess of par	271,132,706	300,408,295
Distributable earnings (loss)	(53,809,892)	(39,492,237)
Total net assets	217,351,989	260,945,233
Total liabilities and net assets	$218,756,244	$262,124,305

Net assets per share	$7.45	$8.94

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment income	2026	2025	2026	2025
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$4,791,506	$6,508,387	$15,090,457	$19,100,393
PIK income:
Non-controlled, non-affiliated investments	398,941	517,440	1,113,472	1,681,390
Total investment income	5,190,447	7,025,827	16,203,929	20,781,783

Operating expenses
Management fees	437,895	554,351	1,371,780	1,568,033
Professional fees	123,872	111,173	385,238	402,400
Administrative expenses	90,239	97,589	253,286	273,388
Director fees	32,500	31,000	91,500	115,456
Custody and transfer agent fees	11,083	13,948	35,424	40,052
Insurance expense	8,167	9,690	16,522	23,258
Interest and other debt expenses	3,437	3,437	10,305	10,305
Incentive fees earned	—	—	—	398,079
Other operating expenses	101,675	168,986	366,285	309,839
Total operating expenses	808,868	990,174	2,530,340	3,140,810

Net investment income	4,381,579	6,035,653	13,673,589	17,640,973

Realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(424,376)	(9,946,534)	(5,854,489)	(18,997,630)
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(3,812,363)	8,528,293	(7,120,334)	11,310,099
Net realized and unrealized gain (loss)	(4,236,739)	(1,418,241)	(12,974,823)	(7,687,531)

Net increase (decrease) in net assets from operations	$144,840	$4,617,412	$698,766	$9,953,442

Earnings per share (1)	$0.00	$0.16	$0.02	$0.35

Basic and diluted weighted average shares outstanding	29,173,775	29,173,775	29,173,775	27,871,142

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total Net
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Assets
Balance at December 31, 2025	29,173,775	$29,175	$300,408,295	$(39,492,237)	$260,945,233
Net investment income	—	—	—	4,840,497	4,840,497
Net realized and unrealized gain (loss)	—	—	—	(4,916,899)	(4,916,899)
Distributions to common shareholders (1)	—	—	(29,275,589)	(5,724,411)	(35,000,000)
Balance at March 31, 2026	29,173,775	$29,175	$271,132,706	$(45,293,050)	$225,868,831
.
Net investment income	—	—	—	4,451,513	4,451,513
Net realized and unrealized gain (loss)	—	—	—	(3,821,185)	(3,821,185)
Dividends paid to common shareholders	—	—	—	(4,840,497)	(4,840,497)
Balance at June 30, 2026	29,173,775	$29,175	$271,132,706	$(49,503,219)	$221,658,662

Net investment income	—	—	—	4,381,579	4,381,579
Net realized and unrealized gain (loss)	—	—	—	(4,236,739)	(4,236,739)
Dividends paid to common shareholders	—	—	—	(4,451,513)	(4,451,513)
Balance at September 30, 2026	29,173,775	$29,175	$271,132,706	$(53,809,892)	$217,351,989

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

BlackRock Direct Lending Corp.

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$698,766	$9,953,442
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	5,854,489	18,997,630
Change in net unrealized (appreciation)/depreciation of investments	7,120,334	(11,310,099)
Net amortization of investment discounts and premiums	(678,735)	(1,309,055)
Amortization of deferred debt issuance costs	405	405
Interest and dividend income paid in kind	(1,113,472)	(1,681,390)
Changes in assets and liabilities:
Purchases of investments	(8,752,561)	(52,954,050)
Proceeds from disposition of investments	37,429,957	47,281,664
Decrease (increase) in interest receivable	859,500	(123,354)
Decrease (increase) in receivable for investments sold	2,789,621	1,546,546
Decrease (increase) in prepaid expenses and other assets	(2,733,089)	62,616
Increase (decrease) in management fees payable	(89,587)	(28,750)
Increase (decrease) in reimbursements due to the Advisor	71,577	45,670
Increase (decrease) in interest and debt related payables	3,300	3,300
Increase (decrease) in payable for investments purchased	—	(99,494)
Increase (decrease) in incentive fees payable	—	(883,149)
Increase (decrease) in accrued expenses and other liabilities	239,488	168,224
Net cash provided by (used in) operating activities	41,699,993	9,670,156

Financing activities
Proceeds from shares of common stock sold	—	20,066,666
Distributions to shareholders	(44,292,010)	(11,605,318)
Net cash provided by (used in) financing activities	(44,292,010)	8,461,348

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(2,592,017)	18,131,503
Cash and cash equivalents (including restricted cash) at beginning of period	47,184,002	28,380,210
Cash and cash equivalents (including restricted cash) at end of period	$44,591,985	$46,511,713

Supplemental cash flow information
Interest payments	6,600	6,600

See accompanying notes to the financial statements.

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.86%	10.77%	4/15/2028	$272,565	$272,220	$272,565	0.13%	F

Beverages
JP Intermediate B, LLC (Juice Plus)	First Lien Second Out Term Loan	SOFR(Q)	1.00%	5.50%	9.57%	3/31/2031	$654,495	592,934	343,610	0.16%	F/J
JP Intermediate B, LLC (Juice Plus)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.07%	9/30/2030	$181,088	162,978	181,088	0.08%	F
								755,912	524,698	0.24%
Building Products
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.73%	3/1/2030	$77,083	75,542	70,113	0.03%

Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	1/31/2031	$3,932,333	3,853,686	3,865,483	1.80%	F
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.82%	1/31/2031	$—	(11,292)	(9,598)	—	E/F
SRS Acquiom Holdings LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.40%	1/14/2032	$—	(2,859)	(1,944)	—	E/F
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.40%	1/14/2032	$1,885,395	1,868,253	1,874,082	0.87%	F
								5,707,788	5,728,023	2.67%
Commercial Services & Supplies
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$1,571,794	1,557,313	1,553,977	0.72%	F
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$1,090,346	1,079,778	1,077,987	0.50%	F
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.32%	5/23/2028	$—	(1,330)	(1,665)	—	E/F
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.16%	8/31/2029	$1,076,305	1,069,011	1,076,305	0.50%	F
								3,704,772	3,706,604	1.72%
Construction & Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.50%	2/1/2030	$735,062	723,346	733,592	0.34%	F
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.58%	2/1/2030	$300,953	295,805	300,351	0.14%	F
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.58%	2/1/2029	$—	(1,472)	(247)	—	E/F
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.26%	5/16/2030	$220,325	214,729	214,743	0.10%	F
Brown & Settle, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.33%	5/16/2030	$2,513,534	2,464,739	2,465,777	1.15%	F
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$—	(3,591)	(4,084)	—	E/F
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$—	(5,676)	(3,770)	—	E/F
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$3,440,122	3,386,011	3,405,721	1.59%	F
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.81%	5/31/2030	$20,930	18,605	20,000	0.01%	F
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.76%	5/31/2030	$729,302	714,716	723,468	0.34%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$459,324	454,044	452,894	0.21%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$760,047	751,833	749,406	0.35%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$277,539	271,293	273,654	0.13%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$286,594	280,146	282,582	0.13%	F
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$516,988	510,602	509,750	0.24%	F
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$797,664	787,729	786,497	0.37%	F
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$127,518	125,313	124,809	0.06%	F
								10,988,172	11,035,143	5.16%
Construction Materials
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.59%	2/1/2028	$938,266	924,461	809,062	0.38%
AHF Parent Holding, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.51%	10.59%	2/1/2028	$1,907,091	1,896,375	1,644,475	0.77%
								2,820,836	2,453,537	1.15%
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.25%	12/14/2027	$792,441	787,556	711,612	0.33%	F

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25% PIK	12.99%	3/14/2029	$2,110,156	1,780,804	—	—	F/J

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	4.25% Cash + 2.00% PIK	10.32%	9/15/2029	$4,108,583	4,055,671	3,764,762	1.75%	F
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	10.32%	9/15/2028	$852	852	(26,637)	(0.01)%	E/F
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.32%	7/15/2033	$138,030	136,650	126,813	0.06%	F
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$115,143	102,858	—	—	F/J
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$1,741,331	1,150,810	—	—	F/J
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$256,024	228,616	—	—	F/J
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.51% Cash + 8.49% PIK	13.07%	12/31/2028	$342,372	342,372	223,569	0.10%	B/F/J
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.51% Cash + 8.49% PIK	13.07%	12/31/2028	$989,104	989,104	645,885	0.30%	B/F/J
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.07%	6/18/2029	$987,486	1,001,720	987,486	0.46%	B/F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.01%	4/10/2031	$—	$(1,269)	$(9,702)	—	E/F
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.01%	4/10/2031	$2,808,274	2,784,247	2,645,394	1.23%	F
								10,791,631	8,357,570	3.89%
Diversified Financial Services
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	2.63% Cash + 3.38% PIK	9.82%	3/15/2030	$274,124	272,647	236,295	0.11%	F
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.32%	6/30/2031	$—	(2,392)	(4,810)	—	E/F
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	6/30/2031	$1,202,595	1,192,313	1,183,353	0.55%	F
Foreside Financial Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.47%	9/30/2029	$—	(166)	(306)	—	E/F
Foreside Financial Group, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.47%	9/30/2029	$316,519	315,146	313,986	0.15%	F
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	8/21/2028	$764,737	759,634	757,163	0.35%	F
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	8/21/2028	$863,362	852,472	854,811	0.40%	F
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	8/21/2028	$2,753,052	2,734,554	2,725,788	1.27%	F
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.57%	5/14/2031	$4,127,886	4,112,031	4,127,886	1.92%	F
								10,236,239	10,194,166	4.75%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.32%	10/15/2031	$66,121	66,121	45,500	0.02%	F
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.97%	10/15/2031	$550,539	544,146	449,240	0.21%	F
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$—	(1,626)	4,015	—	E/F
Griffon Bidco Inc. (Layerzero)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$—	(3,246)	—	—	E/F
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$2,191,579	2,172,819	2,213,495	1.03%	F
								2,778,214	2,712,250	1.26%
Health Care Providers & Services
CBI-Gator Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 0.75% PIK	10.41%	10/25/2027	$1,766,775	1,758,606	1,719,072	0.80%	F
CBI-Gator Acquisition, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.85% Cash + 0.75% PIK	10.50%	10/25/2027	$159,692	158,974	155,381	0.07%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.76%	5/4/2028	$1,455,169	1,445,815	1,435,593	0.67%	F
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	9.76%	5/4/2028	$338,504	338,756	333,950	0.16%	F
								3,702,151	3,643,996	1.70%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	8.75%	5/6/2030	$554,139	552,196	559,681	0.26%	F
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.85%	8.75%	5/6/2030	$—	(201)	—	—	E/F
Gainwell Acquisition Corp.	First Lien Term Loan	SOFR(Q)	1.00%	8.00% Cash + 0.50% PIK	12.22%	11/19/2031	$759,190	743,049	749,321	0.35%	F
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$223,044	218,636	221,706	0.10%	F
MRO Parent Corporation	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$—	(2,734)	(1,338)	—	E/F
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$2,539,361	2,506,775	2,524,125	1.18%	F
								4,017,721	4,053,495	1.89%
Hotels, Restaurants & Leisure
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.75%	8.65%	5/16/2031	$—	(4,338)	2,969	—	E/F
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.75%	8.65%	5/16/2030	$—	(2,709)	—	—	E/F
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.65%	5/16/2031	$1,285,962	1,272,061	1,296,249	0.60%	F
								1,265,014	1,299,218	0.60%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.80%	8/31/2029	$2,637,176	2,594,702	2,623,990	1.22%	F
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.80%	8/31/2028	$68,434	64,556	67,065	0.03%	F
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.76%	8/25/2028	$1,133,870	1,128,109	1,132,736	0.53%	F
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.76%	8/25/2028	$—	(53,550)	(2,791)	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.59%	7/1/2032	$81,615	79,763	81,616	0.04%	F
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.82%	7/1/2032	$—	(963)	—	—	E/F
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	7/1/2032	$1,392,112	1,379,869	1,392,112	0.65%	F
								5,192,486	5,294,728	2.47%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.76%	9/2/2032	$57,082	54,039	42,098	0.02%	F
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.76%	9/2/2032	$2,634,427	2,613,131	2,523,781	1.18%	F
								2,667,170	2,565,879	1.20%
Internet Software & Services
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.13% Cash + 2.75% PIK	9.64%	8/24/2030	$674,275	663,023	664,740	0.31%	F
Civicplus LLC	Sr Secured Revolver	SOFR(Q)	0.75%	3.13% Cash + 2.75% PIK	9.64%	8/23/2030	$—	(1,459)	(1,835)	—	E/F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	3.13% Cash + 2.75% PIK	9.64%	8/24/2030	$3,245,297	$3,227,459	$3,218,003	1.50%	F
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.01%	8/23/2029	$412,961	406,903	345,831	0.16%	F
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.01%	8/23/2029	$4,109,211	4,049,500	3,619,352	1.69%	F
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.52%	8/29/2029	$2,391,988	2,369,834	2,391,988	1.11%	F
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.52%	8/29/2029	$879,435	876,694	879,435	0.41%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.40%	8/22/2029	$124,291	123,059	97,817	0.05%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.40%	8/22/2029	$70,409	70,409	55,412	0.03%	F
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50% PIK	11.40%	8/22/2029	$233,910	210,386	—	—	F/J
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.40%	8/22/2029	$—	—	(18,381)	(0.01)%	E/F
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00% PIK	9.73%	3/31/2030	$566,552	566,552	566,552	0.26%	F
								12,562,360	11,818,914	5.51%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.57%	11/8/2030	$—	(5,478)	(22,157)	(0.01)%	E/F
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.57%	11/8/2030	$3,545,144	3,487,682	3,332,436	1.55%	F
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.58%	6/3/2030	$—	(2,222)	(1,778)	—	E/F
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.58%	6/3/2030	$716,806	702,469	705,337	0.33%	F
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.25%	5/12/2030	$170,944	165,797	127,819	0.06%	F
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.25%	5/12/2030	$3,895,774	3,831,745	3,463,343	1.61%	F
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	10.76%	12/29/2028	$2,207,937	2,174,416	1,675,825	0.78%	F
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	10.76%	12/30/2027	$—	(331)	(19,925)	(0.01)%	E/F
								10,354,078	9,260,900	4.31%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.72%	12/21/2029	$68,187	67,136	67,642	0.03%	F
Alcami Corporation	Sr Secured Revolver	SOFR(Q)	0.00%	5.65%	9.41%	12/21/2029	$—	(1,804)	(1,027)	—	E/F
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.47%	12/21/2029	$926,326	911,879	918,915	0.43%	F
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.15%	12/18/2029	$50,000	49,640	49,700	0.02%	F
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.15%	12/20/2029	$250,000	248,152	248,500	0.12%	F
								1,275,003	1,283,730	0.60%
Media
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	5.76% PIK	9.84%	3/31/2029	$211,826	207,326	17,158	0.01%	F/J
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	1.00% Cash + 4.76% PIK	9.84%	3/31/2029	$420,363	420,363	403,549	0.19%	F
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	0.00%	5.76% PIK	9.84%	3/31/2029	$1,500,901	1,469,014	121,573	0.06%	F/J
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.84%	3/31/2029	$1,376,264	1,209,975	—	—	F/J
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.02%	2/23/2027	$1,354,324	1,352,218	818,012	0.38%	F/J
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.15%	12/31/2030	$795,357	783,655	792,176	0.37%	F
								5,442,551	2,152,468	1.01%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.90%	1/14/2031	$382,496	382,496	380,813	0.18%	F
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$510,548	510,548	506,004	0.24%	F
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.90%	1/14/2031	$11,275	11,275	11,225	0.01%	F
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$—	—	(2)	—	E/F
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$—	—	(8)	—	E/F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.40%	10.45%	12/23/2026	$987,496	987,496	966,539	0.45%	F
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.66%	12/23/2026	$1,236,222	1,233,546	1,210,510	0.56%	F
								3,125,361	3,075,081	1.44%
Professional Services
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.98%	12/20/2031	$28,316	28,050	28,202	0.01%	F
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.98%	12/20/2031	$—	(108)	(46)	—	E/F
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.75%	12/20/2031	$58,721	58,196	58,486	0.03%	F
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.08%	10/24/2029	$808,081	797,230	712,727	0.33%	F
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	9.74%	10/24/2029	$8,081	7,074	(1,456)	—	E/F
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.75%	4/15/2031	$276,858	270,679	266,449	0.12%	F
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.75%	4/15/2031	$—	(3,299)	(3,470)	—	E/F
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.75%	4/15/2031	$4,068,625	4,036,039	4,036,076	1.88%	F
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.82%	1/16/2030	$48,387	46,452	44,903	0.02%	F
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	1/16/2030	$723,387	708,919	697,345	0.32%	F
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.57%	8/18/2028	$4,724,035	4,695,405	4,011,704	1.87%	F
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.57%	8/18/2028	$188,193	185,838	125,133	0.06%	F
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$784,929	829,844	627,158	0.29%	B/F/I

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$348,857	$366,667	$278,737	0.13%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$697,715	740,216	557,474	0.26%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$540,712	571,658	432,029	0.20%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	1.00% Cash + 9.00% PIK	13.90%	10/15/2028	$509,424	509,424	1,213,494	0.57%	B/F
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$1,575,667	1,666,069	1,258,958	0.59%	B/F/I
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	0.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$2,354,788	2,551,855	1,881,475	0.88%	B/F/I
Security Services Acquisition Sub Corp. (Protos)	First Lien Consolidated Term Loan	SOFR(M)	1.00%	5.85%	9.75%	9/30/2027	$1,158,286	1,153,046	1,152,215	0.54%	F
								19,219,254	17,377,593	8.10%
Real Estate Management & Development
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.32%	1/18/2030	$42,857	38,571	41,903	0.02%	F
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	1/18/2030	$785,714	770,000	782,217	0.36%	F
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.25%	6.61%	10.52%	3/21/2027	$1,847,720	1,842,248	1,839,893	0.86%	F
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.33%	3/2/2027	$2,800,000	2,800,000	2,718,800	1.27%	C/F
								5,450,819	5,382,813	2.51%
Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40% PIK	10.13%	12/31/2029	$727,880	658,479	564,107	0.26%	F/J
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	10.22%	10/1/2029	$267,753	234,437	196,472	0.09%	J
								892,916	760,579	0.35%
Software
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	4/13/2029	$1,817,908	1,808,638	1,805,183	0.84%	F
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.07%	4/13/2029	$36,566	35,851	35,713	0.02%	F
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	8.11%	9/12/2029	$—	(5,049)	—	—	E/F
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	8.11%	9/12/2029	$4,111,310	4,051,926	4,115,421	1.92%	F
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$74,111	74,111	70,332	0.03%	F
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$89,724	88,685	85,148	0.04%	F
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$412,728	408,246	391,679	0.18%	F
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$—	(353)	(1,830)	—	E/F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$219,239	218,460	180,653	0.08%	F
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$198,790	198,135	163,803	0.08%	F
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$2,133,752	2,126,171	1,758,212	0.82%	F
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.32%	6/30/2029	$—	—	(18,267)	(0.01)%	E/F
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.32%	6/30/2029	$2,388,806	2,370,609	2,364,918	1.10%	F
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.90%	5/22/2029	$168,464	164,496	166,780	0.08%	F
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.76%	5/22/2029	$3,714,737	3,676,429	3,699,878	1.72%	F
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.84%	3/10/2031	$—	(6,452)	—	—	E/F
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.84%	3/10/2031	$1,982,308	1,960,941	2,002,131	0.93%	F
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$2,098,415	2,080,786	2,038,610	0.95%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.45%	7/9/2029	$988,150	969,887	959,987	0.45%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.38%	7/9/2029	$422,151	416,209	410,120	0.19%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$1,371,835	1,366,509	1,332,737	0.62%	F
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.07%	7/9/2029	$76,421	73,887	67,346	0.03%	F
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$251,176	250,079	244,018	0.11%	F
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.15%	9/30/2030	$—	(5,332)	(11,690)	(0.01)%	B/E/F
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.15%	9/30/2030	$4,267,155	4,222,837	4,173,278	1.94%	B/F
Howlco, LLC, (Lone Wolf)	First Lien Term Loan	SOFR(Q)	1.00%	3.15% Cash + 3.50% PIK	10.49%	10/23/2027	$810,269	808,879	703,452	0.33%	F
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.97%	6/18/2029	$197,014	197,504	173,512	0.08%	F
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.64%	6/18/2029	$576,987	569,724	508,159	0.24%	F

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (Continued)
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.97%	6/18/2029	$3,100,844	$3,085,788	$2,730,953	1.27%	F
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.97%	6/18/2029	$265,435	264,252	233,772	0.11%	F
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	5/2/2029	$2,681,355	2,663,328	2,647,901	1.23%	F
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.26%	8/5/2028	$2,796,125	2,768,242	2,157,619	1.00%	F
Lightspeed Solutions, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.75%	9.66%	3/1/2028	$2,514,169	2,496,853	2,491,241	1.16%	F
Lightspeed Solutions, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	5.75%	9.66%	3/1/2028	$553,102	548,748	548,058	0.26%	F
Lightspeed Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.75%	9.66%	3/1/2028	$165,823	164,951	164,311	0.08%	F
Logicmonitor Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.32%	11/19/2031	$—	(935)	(2,537)	—	E/F
Logicmonitor Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.32%	11/19/2031	$811,966	804,858	791,667	0.37%	F
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.54%	7/1/2028	$724,605	724,885	635,455	0.30%	F
Oak Purchaser, Inc. (DaySmart)	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.76%	5/31/2028	$650,015	643,515	644,165	0.30%	F/I
Oak Purchaser, Inc. (DaySmart)	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	SOFR(Q)	0.75%	5.50%	9.76%	5/31/2028	$433,343	429,010	429,443	0.20%	F/I
Oak Purchaser, Inc. (DaySmart)	Sr Secured Revolver (1.0% Exit Fee)	SOFR(S)	0.75%	5.50%	9.76%	5/31/2028	$17,334	16,467	16,467	0.01%	F/I
Smarsh, Inc.	Sr Secured Revolver	SOFR(M)	0.00%	5.00%	8.90%	2/16/2029	$60,374	59,530	52,786	0.02%	F
Smarsh, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	2/16/2029	$2,202,814	2,185,713	2,066,240	0.96%	F
Smarsh, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	2/16/2029	$54,336	52,733	39,161	0.02%	F
Thunder Purchaser, Inc. (Vector Solutions)	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	9.47%	6/30/2028	$—	(702)	(873)	—	E/F
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.47%	6/30/2028	$3,379,836	3,362,108	3,347,956	1.56%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.03%	11/22/2028	$477,386	463,977	469,748	0.22%	F
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.03%	11/22/2028	$—	(4,408)	(4,848)	—	E/F
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.03%	11/22/2028	$2,961,156	2,917,315	2,913,778	1.36%	F
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.03%	11/21/2031	$250,570	250,570	246,561	0.11%	F
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	12.00%	12/21/2027	$2,684,167	2,669,873	322,100	0.15%	F/I/J
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	12.00%	12/21/2027	$491,472	489,513	58,977	0.03%	F/I/J
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	12.00%	12/21/2027	$222,222	220,842	26,667	0.01%	F/I/J
								55,398,839	50,446,051	23.49%
Specialty Retail
Supergoop, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	9.42%	12/29/2028	$516,253	512,290	479,652	0.22%	F
Supergoop, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.60%	9.33%	12/29/2027	$122,156	121,435	113,313	0.05%	F
								633,725	592,965	0.27%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	6/11/2029	$4,527,429	4,489,930	4,478,533	2.09%	B/F

Total Debt Investments - 77.87% of Net Assets								186,389,064	169,253,224	78.81%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Total Coupon	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Beverages
New JuicePlus Parent, LLC (Juice Plus)	Common Stock				6,546	$12,307	$—	—	F/G/H

Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Class A Common Stock				13,793	160	—	—	B/F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Class B Common Stock				13,793	160	—	—	B/F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Class C Common Stock				13,793	160	—	—	B/F/G/H
SellerX Germany GMBH & Co. KG (Germany)	Class D Common Stock				13,793	160	—	—	B/F/G/H
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units				3,794,992	1,180,243	38	—	B/F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units				3,127,928	—	31	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Common Shares				20,401	—	—	—	F/G/H
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units				742,790	—	7	—	F/G/H
						1,180,883	76	0.00%
Diversified Financial Services
Worldremit Group Limited (United Kingdom)	Series X Shares				271	27,200	33,311	0.02%	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	2,394	—	2,790	—	B/F/G/H
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	299	—	15	—	B/F/G/H
						27,200	36,116	0.02%
Internet Software & Services
Igloo Parent Holdings LLC (InMoment)	Common Units				23	—	3,310	—	C/F/G/H
Suited Connector, LLC	Common Units				1,858,482	19	19	—	F/G/H
Suited Connector, LLC	Preferred Units				1,443,057	39,784	45,327	0.02%	F/G/H
Pluralsight, Inc.	Common Stock				60,932	170,000	1	—	F/G/H
						209,803	48,657	0.02%
Media
Streamland Media Holdings LLC	Common Units				11,902	607,359	—	—	F/G/H

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Class A-1 Common Units				255	—	—	—	F/G/H
48forty Intermediate Holdings, Inc.	Preferred Units				255	975,691	776,027	0.36%	F/G/H
						975,691	776,027	0.36%
Professional Services
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				1,702	—	—	—	B/F/G/H
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				25,523	320,915	—	—	B/F/G/H
						320,915	—	0.00%
Road & Rail
Motive Technologies, Inc. (Keep Truckin)	Warrants to Purchase Common Stock			11/27/2034	75,000	75,000	60,943	0.03%	F/G/H

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	1,122	—	224	—	F/G/H

Total Equity Securities - 0.42% of Net Assets						3,409,158	922,043	0.43%

Total Investments - 78.29% of Net Assets						$189,798,222	$170,175,267	79.24%

Cash and Cash Equivalents - 20.52% of Net Assets							$44,591,985	20.76%

Total Cash and Investments - 98.81% of Net Assets							$214,767,252	100.00%

BlackRock Direct Lending Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2026

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
Non-accruing debt investment.

SOFR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $9,845,419 and $37,429,957 respectively, for the nine months ended September 30, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2026 was $170,175,267 or 79.2% of total cash and investments of the Company. As of September 30, 2026, approximately 9.1% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2026

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

September 30, 2026

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

At September 30, 2026, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Equity Securities	Total
2	Other direct and indirect observable market inputs (2)	$2,720,122	$—	$2,720,122
3	Independent third-party valuation sources that employ significant unobservable inputs	166,533,102	918,509	167,451,611
3	Advisor valuations with significant unobservable inputs	—	3,534	3,534
Total		$169,253,224	$922,043	$170,175,267

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$144,294,809	Income approach	Discount rate	8.7% - 32.0% (12.3%)
	11,499,189	Market comparable companies	Revenue multiples	0.3x - 5.0x (2.0x)
	6,777,130	Market comparable companies	EBITDA multiples	2.8x - 8.0x (5.7x)
	3,961,974	Market quotations	Indicative bid/ask quotes	1 (1)
Equity	779,413	Market comparable companies	EBITDA multiples	2.8x - 9.5x (9.5x)
	106,290	Market comparable companies	Revenue multiples	0.3x - 9.5x (5.6x)
	36,340	Option Pricing Model	EBITDA/Revenue multiples	3.0x - 7.3x (3.0x)
			Implied volatility	45.0% - 60.0% (45.1%)
			Term	1.0 year - 2.0 years (2.0 years)
$167,455,145

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

During the nine months ended September 30, 2026, five senior debt positions with an aggregate fair value of $10.0 million transitioned from an income approach to an expected recovery valuation model and four senior debt positions with an aggregate fair value of $1.6 million transitioned from an expected recovery valuation model to an income approach. The change in approach was driven by considerations given to the financial performance of the portfolio company.

Changes in investments categorized as Level 3 during the three months ended September 30, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$186,891,702	$1,499,602	$188,391,304
Net realized and unrealized gains (losses)	(3,914,383)	(581,093)	(4,495,476)
Acquisitions (1)	2,189,805	—	2,189,805
Dispositions	(18,634,022)	—	(18,634,022)
Ending balance	$166,533,102	$918,509	$167,451,611
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(4,101,324)	$(581,093)	$(4,682,417)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies (Continued)

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Net realized and unrealized gains (losses)	—	3,310	3,310
Ending balance	$—	$3,534	$3,534
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$3,310	$3,310

Changes in investments categorized as Level 3 during the nine months ended September 30, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$202,732,212	$3,545,464	$206,277,676
Net realized and unrealized gains (losses)	(11,080,050)	(1,682,964)	(12,763,014)
Acquisitions (1)	9,519,692	1,027,800	10,547,492
Dispositions	(34,394,912)	—	(34,394,912)
Transfers out of Level 3 (2)	(243,840)	(1,971,791)	(2,215,631)
Ending balance	$166,533,102	$918,509	$167,451,611
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(11,061,614)	$(1,683,603)	$(12,745,217)

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred to Level 2 due to increased observable market activity and one investment transferred to Valuation Designee Valuation.

	Valuation Designee Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$—	$224	$224
Net realized and unrealized gains (losses)	—	3,675	3,675
Dispositions	—	(1,972,156)	(1,972,156)
Transfers into Level 3 (1)	—	1,971,791	1,971,791
Ending balance	$—	$3,534	$3,534
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(135,252)	$(135,252)

__________________________

(1)
Comprised of one investment that was transferred from Independent Third-Party Valuation.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies (Continued)

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

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

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

__________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2026, included in cash and cash equivalents was $42.9 million (19.7% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.73%. At December 31, 2025, included in cash and cash equivalents was $45.4 million (17.4% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.63%. There was no restricted cash at September 30, 2026 or December 31, 2025.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2026 and December 31, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Company did not hold any investments denominated in foreign currency at September 30, 2026 and December 31, 2025.

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

Organization and Offering Costs

Costs incurred to organize the Company are expensed as incurred. During the period from November 30, 2020 (inception) to December 31, 2025, the Company incurred $71,685 in organizational expenses. During the nine months ended September 30, 2026, the Company did not incur any additional organizational expenses. From November 30, 2020 through September 30, 2026, the Company had incurred a total of $267,621 in offering costs, all of which has been charged to paid-in capital. The Company will not bear more than $1.0 million for organization and offering costs

Deferred Debt Issuance Costs

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

September 30, 2026

2. Summary of Significant Accounting Policies (Continued)

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the company as of September 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2025, the Company had non-expiring capital loss carryforwards of $16,027,213 available to offset future realized capital gains.

As of December 31, 2025, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2025
Tax Cost	$234,150,097

Gross Unrealized Appreciation	2,759,649
Gross Unrealized Depreciation	(26,853,853)
Net Unrealized Appreciation (Depreciation)	$(24,094,204)

Segment Reporting

The Company’s chief executive officer and chief financial officer act as the Company’s chief operating decision maker (the “CODM”). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Company based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Company in addition to other factors and metrics. The CODM has concluded that the Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric to make dividend recommendations to the Board of Directors. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

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

The incentive fee is only incurred to the extent the Company’s cumulative total return (after the incentive fee) exceeds a 6% annual rate on daily weighted-average unreturned capital contributions. Subject to that limitation, the incentive fee is calculated on net investment income (before incentive fee) and net realized gains (net of any unrealized depreciation) at a rate of 12.5%. The incentive fee is computed as the difference between the incentive fee earned and incentive fee paid, subject to the total return hurdle, on a cumulative basis, and is payable quarterly in arrears. As of September 30, 2026, the Company’s cumulative performance did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three and nine months ended September 30, 2026. As of September 30, 2025 the Company’s cumulative performance did not exceed the total return hurdle, and as such, no incentive compensation was accrued for the three months ended September 30, 2025. For the nine months ended September 30, 2025, $0.4 million out of the potential $2.3 million incentive fees was earned.

There were no incentive fees on capital gains accrued on a hypothetical liquidation basis (but not payable) under GAAP for the nine months ended September 30, 2026 and 2025. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains incentive fee will become payable under the Investment Management Agreement. Incentive fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Investment Management Agreement.

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

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

4. Debt

Debt is comprised of unsecured promissory notes with a principal amount of $110,000 maturing on December 31, 2050. Prior to being repaid and terminated on June 14, 2024, debt included a $75.0 million Capital Call Facility. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, the estimated fair value of the outstanding debt approximated its carrying value.

On December 11, 2020, the Company issued to each of 110 separate investors an unsecured promissory note with a principal amount of $1,000, at par. The Company pays interest on the unpaid principal amount of the notes at a rate of 12.00% per annum payable semi-annually in arrears. The notes mature on December 31, 2050.

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2026	2025
Interest expense	$9,900	$9,900
Amortization of deferred debt issuance costs	405	405
Total	$10,305	$10,305

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

September 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedule of Investments includes certain revolving loan facilities and other commitments with unfunded balances at September 30, 2026 and December 31, 2025 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2026	December 31, 2025
Alcami Corporation	12/21/2029	$128,322	$101,054
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	NA	46,318
Alpine Acquisition Corp II (48Forty)	1/14/2031	39,810	NA
Alpine Acquisition Corp II (48Forty)	1/14/2031	159,240	NA
Alpine Acquisition Corp II (48Forty)	11/30/2029	NA	53,604
AmeriLife Holdings, LLC	8/31/2028	205,302	228,114
Applause App Quality, Inc.	10/24/2029	72,727	64,646
Appriss Health, LLC (PatientPing)	5/6/2030	76,086	76,086
Aras Corporation	4/13/2029	85,322	79,228
Beekeeper Buyer Inc. (Archway)	6/30/2031	300,649	300,649
Bluefin Holding, LLC (Allvue)	9/12/2029	405,340	405,340
Brown & Settle, Inc.	5/16/2030	73,441	73,441
CBI-Gator Acquisition, LLC	10/25/2027	NA	9,405
Cherry Bekaert Advisory, LLC	6/30/2030	NA	190,576
Chronicle Parent LLC (Lexitas)	4/15/2031	1,024,235	1,194,403
Chronicle Parent LLC (Lexitas)	4/15/2031	433,698	433,698
Civicplus LLC	8/24/2030	459,485	459,485
Civicplus LLC	8/23/2030	218,129	218,129
Clever Devices Ltd.	6/12/2030	NA	137,255
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	171,429	214,286
Crewline Buyer, Inc. (New Relic)	11/8/2030	369,286	369,286
DNAnexus, Inc	12/18/2029	NA	700,000
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	78,957
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	13,595
Douglas Holdings, Inc (Docupace)	8/27/2030	35,889	35,889
Dragos, Inc.	6/30/2030	NA	1,505,550
Dragos, Inc.	6/30/2030	NA	552,770
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	268,838	350,658
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	116,886	116,886
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	150,168	262,794
Emerald Technologies (U.S.) AcquisitionCo, Inc.	10/1/2029	355	355
ESO Solutions, Inc.	5/3/2027	NA	24,456
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	167,278	167,278
FirstUp, Inc	7/13/2027	NA	198,790
Flexport Capital, LLC	6/30/2029	1,826,734	1,826,734
Foreside Financial Group, LLC	9/30/2029	38,277	38,277
Fusion Holding Corp. (Finalsite)	9/15/2028	340,879	153,395
Fusion Risk Management, Inc.	5/22/2029	252,696	308,851
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	NA	430,157
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	430,157	387,141
Griffon Bidco Inc. (Layerzero)	7/31/2031	401,480	401,480
Griffon Bidco Inc. (Layerzero)	7/31/2031	401,480	401,480
GTY Technology Holdings Inc.	7/9/2029	242,001	318,422
Honey Intermediate, Inc. (iLobby) (Canada)	9/30/2030	531,371	531,371
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	NA	161,290
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	48,387	96,774
ICIMS, Inc.	8/18/2028	230,015	301,110
Integrate.com, Inc.	12/17/2027	NA	7,528
Integrity Marketing Acquisition, LLC	8/25/2028	2,790,931	2,790,931
Intercept Bidco, Inc.	6/3/2030	NA	166,667
Intercept Bidco, Inc.	6/3/2030	111,111	111,111

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2026	December 31, 2025
JF Acquisition, LLC (JF Petroleum)	6/18/2030	$408,401	$609,461
JF Acquisition, LLC (JF Petroleum)	6/18/2030	376,986	376,986
Kid Distro Holdings, LLC	10/1/2029	NA	74,263
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	299	18,077
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	11,538	11,538
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,523	123,523
Logicmonitor Inc.	11/19/2031	101,496	101,496
Madison Logic Holdings, Inc.	12/30/2027	82,677	82,677
Modigent, LLC (Pueblo)	5/23/2028	265,353	265,353
MRO Parent Corporation	6/9/2032	NA	223,044
MRO Parent Corporation	6/9/2032	223,044	223,044
Oak Purchaser, Inc. (DaySmart)	5/31/2028	69,335	80,891
Pluralsight, Inc.	8/22/2029	86,293	86,293
PMA Parent Holdings, LLC	1/31/2031	564,581	564,581
Serrano Parent, LLC (Sumo Logic)	5/12/2030	217,565	388,509
Smarsh, Inc.	2/16/2029	62,005	75,059
Smarsh, Inc.	2/18/2029	190,421	244,757
Spark Buyer, LLC (Sparkstone)	10/15/2031	NA	224,138
Spark Buyer, LLC (Sparkstone)	10/15/2031	45,948	73,966
SRS Acquiom Holdings LLC	1/14/2032	324,021	NA
Stonebridge Companies, LLC	5/16/2031	371,129	371,129
Stonebridge Companies, LLC	5/16/2030	247,419	247,419
Streamland Media Midco LLC	3/31/2029	NA	55,062
Suited Connector, LLC	3/29/2030	252,265	NA
Supergoop, LLC	12/29/2027	2,578	29,105
Syndigo, LLC	9/2/2032	299,683	356,765
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	204,439	204,439
Titan Home Improvement, LLC (Renuity)	5/31/2030	NA	139,535
Titan Home Improvement, LLC (Renuity)	5/31/2030	95,349	116,279
Trintech, Inc.	7/25/2029	NA	196,336
Vortex Companies, LLC	9/4/2029	NA	392,601
Vortex Companies, LLC	9/4/2029	65,972	108,067
Zendesk Inc.	11/21/2031	NA	252,463
Zendesk Inc.	11/22/2028	302,992	302,992
Zilliant Incorporated	12/21/2027	NA	100,000
Total Unfunded Balances		$17,602,746	$23,815,548

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

6. Other Related Party Transactions

The Company, the Advisor and affiliates may be considered related parties. From time to time, the Advisor advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2026 and December 31, 2025, amounts reimbursable to the Advisor totaled $0.1 million and $0.1 million respectively, as reflected in the Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2026 and 2025, $0.3 million and $0.3 million of such costs were allocated to the Company and subject to reimbursement pursuant to the Administration Agreement, respectively.

7. Stockholders’ Equity and Dividends

As of September 30, 2026, the Company had received $301.0 million of equity commitments to purchase shares of the Company's common stock. As of September 30, 2026, $301.0 million (100.0% of total commitments) had been called. No new shares were issued during the nine months ended September 30, 2026.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. The following table summarizes the Company's dividends declared and paid for the nine months ended September 30, 2026 and 2025.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 30, 2026	March 30, 2026	March 31, 2026	Return of Capital	$1.00	$29,275,589
March 30, 2026	March 30, 2026	March 31, 2026	Regular	$0.20	$5,724,411
May 7, 2026	June 16, 2026	June 30, 2026	Regular	$0.17	$4,840,497
August 6, 2026	September 16, 2026	September 30, 2026	Regular	$0.15	$4,451,513
				$1.52	$44,292,010

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.20	$5,886,188
				$0.40	$11,605,318

8. Subsequent Events

On November 5, 2026, the Company’s Board of Directors declared a fourth quarter dividend in the amount of $4,381,579, payable on December 31, 2026 to stockholders of record as of the close of business on December 17, 2026.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

9. Financial Highlights

The financial highlights below show the Company's results of operations for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,
	2026	2025
Per Common Share
Per share net asset value (“NAV”) at beginning of period	$8.94	$9.57

Investment operations: (1)
Net investment income	0.47	0.63
Net realized and unrealized gain (loss)	(0.44)	(0.28)
Total from investment operations	0.03	0.35

Ordinary income dividends	(0.52)	(0.40)
Tax basis returns of capital	(1.00)	—
Distributions to common shareholders	(1.52)	(0.40)

Per share NAV at end of period	$7.45	$9.52

Total return based on net asset value: (2)	0.3%	3.7%

Shares outstanding at end of period	29,173,775	29,173,775
Ratios to average net asset value: (3)
Net investment income (4)	7.8%	8.8%
Expenses, before incentive fee	1.4%	1.4%
Expenses, net of incentive fee	1.4%	1.5%

Ending net asset value	$217,351,989	$277,688,739
Portfolio turnover rate	5.0%	20.4%
Weighted-average debt outstanding	$110,000	$110,000
Weighted-average interest rate on debt	12.0%	12.0%
Weighted-average number of shares of common stock	29,173,775	27,871,142
Weighted-average debt per share	$0.00	$0.00

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
(4)
Excludes incentive fees and excise taxes, if any.

BlackRock Direct Lending Corp.

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

10. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last seven fiscal years and the period ended September 30, 2026.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Unsecured Notes
As of September 30, 2026 (Unaudited)	$110,000	$1,919,377	—	N/A
Fiscal Year 2025	110,000	2,373,231	—	N/A
Fiscal Year 2024	110,000	2,358,200	—	N/A
Fiscal Year 2023	110,000	13,133	—	N/A
Fiscal Year 2022	110,000	5,642	—	N/A
Fiscal Year 2021	110,000	4,904	—	N/A
Fiscal Year 2020	110,000	272,472	—	N/A
Capital Call Facility
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	19,500,000	13,207	—	N/A
Fiscal Year 2022	37,500,000	5,642	—	N/A
Fiscal Year 2021	22,000,000	4,928	—	N/A
Fiscal Year 2020	—	—	—	N/A

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
(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)
The Company's senior securities are not registered for public trading.

BlackRock Direct Lending Corp.

Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2026

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2026, 90.9% of our total assets were invested in qualifying assets.

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

As of September 30, 2026, none of our investments were categorized as Level 1, 1.6% were categorized as Level 2 and 98.4% were Level 3 investments valued based on valuations by independent third-party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2026, we invested approximately $2.0 million across existing portfolio companies, including PIK received on prior investments. Of these investments, $2.0 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $18.8 million in proceeds from sales or repayments of investments during the three months ended September 30, 2026.

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

During the nine months ended September 30, 2026, we invested approximately $9.8 million, comprised of new investments in 1 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $9.8 million, or 100.0% of total acquisitions, were in senior secured loans. Additionally, we received approximately $37.4 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2026.

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

At September 30, 2026, our investment portfolio of $170.2 million (at fair value) consisted of 91 portfolio companies and was invested 99.5% in senior secured loans and 0.5% in equity investments. Our average portfolio company investment at fair value was approximately $1.9 million. Our largest portfolio company investment by value was approximately 3.7% of our portfolio and our five largest portfolio company investments by value comprised approximately 14.3% of our portfolio at September 30, 2026.

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

The industry composition of our portfolio at fair value at September 30, 2026 was as follows:

Industry	Percent of Total Investments
Software	29.6%
Professional Services	10.2%
Internet Software and Services	7.0%
Construction and Engineering	6.5%
Diversified Financial Services	6.0%
IT Services	5.4%
Diversified Consumer Services	4.9%
Capital Markets	3.4%
Real Estate Management and Development	3.2%
Insurance	3.1%
Wireless Telecommunication Services	2.6%
Health Care Technology	2.4%
Paper and Forest Products	2.3%
Commercial Services and Supplies	2.2%
Healthcare Providers and Services	2.1%
Electrical Equipment	1.6%
Internet and Catalog Retail	1.5%
Construction Materials	1.4%
Media	1.3%
Other	3.3%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 10.5% at September 30, 2026 and 10.2% at December 31, 2025, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.3% at September 30, 2026 and 9.5% at December 31, 2025. At September 30, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, and 0.0% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1% at September 30, 2026. Debt investments in 9 portfolio companies were on non-accrual status as of September 30, 2026, representing 2.0% of the portfolio at fair value and 7.3% at cost. At December 31, 2025, 99.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 0.6% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.4% at December 31, 2025. Debt investments in 10 portfolio companies were on non-accrual status as of December 31, 2025, representing 2.8% of the portfolio at fair value and 6.9% at cost.

Results of operations

Investment income

Investment income totaled $5.2 million and $7.0 million, respectively, for the three months ended September 30, 2026 and 2025, of which $4.8 million and $6.5 million were attributable to interest and fees on our debt investments, as well as PIK income of $0.4 million and $0.5 million, respectively. The decrease in investment income in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Investment income totaled $16.2 million and $20.8 million, respectively, for the nine months ended September 30, 2026 and 2025, of which $15.1 million and $19.1 million were attributable to interest and fees on our debt investments, as well as PIK income of $1.1 million and $1.7 million, respectively. The decrease in investment income in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily reflects the decrease in portfolio size and decrease in interest income due to lower SOFR rates.

Expenses

Total operating expenses for the three months ended September 30, 2026 and 2025 were $0.8 million and $1.0 million, respectively, comprised of $0.4 million and $0.6 million in management fees, $0.1 million and $0.1 million in professional fees, $0.1 million and $0.1 million in administrative expenses, $0.0 million and $0.0 million in interest and other debt expenses and $0.2 million and $0.2 million in other expenses, respectively. The decrease in expenses in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily reflects the impact of management fees.

Total operating expenses for the nine months ended September 30, 2026 and 2025 were $2.5 million and $3.1 million, respectively, comprised of $1.4 million and $1.6 million in management fees, $0.4 million and $0.4 million in professional fees, $0.3 million and $0.3 million in administrative expenses, $0.0 million and $0.0 million in interest and other debt expenses, $0.0 million and $0.4 million in incentive fees earned, and $0.4 million and $0.4 million in other expenses, respectively. The decrease in expenses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily reflects the lower management fees and the absence of incentive fees in the nine months ended September 30, 2026.

Net investment income (loss)

Net investment income was $4.4 million and $6.0 million respectively, for the three months ended September 30, 2026 and 2025. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Net investment income was $13.7 million and $17.6 million respectively, for the nine months ended September 30, 2026 and 2025. The decrease in net investment income reflects lower investment income, offset by lower operating expenses during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2026 and 2025 was ($0.4) million and ($9.9) million, respectively. Net realized losses for the three months ended September 30, 2026 were comprised primarily of $0.4 million in losses from the restructuring of our investment in Paramount. Net realized losses for the three months ended September 30, 2025 was comprised primarily of a $6.6 million loss from the restructuring of our investment in Razor, $1.0 million loss from the restructuring of our investment in Juice Plus and $2.3 million in losses from the disposition of our investment in INH Buyer.

Net realized gain (loss) for the nine months ended September 30, 2026 and 2025 was ($5.9) million and ($19.0) million, respectively. Net realized losses for the nine months ended September 30, 2026 were comprised primarily of $2.8 million, $1.4 million, $1.4 million, and $0.4 million in losses from the restructuring of our investments in Alpine, Suited Connector, McAfee, and Paramount, respectively. Net realized losses for the nine months ended September 30, 2025 was comprised primarily of $6.6 million, $3.0 million, $2.9 million, $1.9 million, $1.3 million and $1.0 million in losses from the restructuring of our investments in Razor, Homerenew Buyer, InMoment, SellerX, Streamland and Juice Plus, respectively, along with $2.3 million in losses from the disposition of our investment in INH Buyer.

For the three months ended September 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was ($3.8) million and $8.5 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2026 primarily reflects a $1.6 million unrealized loss on our investment in Streamland, a $1.4 million unrealized loss on our investment in Job and Talent, and a $0.4 million unrealized loss on our investment in Terraboost, partially offset by $0.6 million reversals of previously recognized unrealized losses from the restructuring of our investment in Paramount. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2025 primarily reflects $6.7 million reversals of previously recognized unrealized losses from the restructuring of our investment in Razor, $2.8 million in reversals of previously recognized unrealized losses from the disposition of our investment in INH Buyer and $0.9 million in reversals of previously recognized unrealized losses from the restructuring of our investment in Juice Plus, partially offset by a $1.0 million unrealized loss on our investment in Alpine and a $0.7 million unrealized loss on our investment in Streamland.

For the nine months ended September 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was ($7.1) million and $11.3 million, respectively. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2026 primarily reflects a $2.5 million unrealized loss on our investment in Streamland, a $2.2 million unrealized loss on our investment in Job and Talent, a $2.2 million unrealized loss on our investment in Zilliant, a $0.6 million unrealized loss on our investment in E-Discovery, a $0.6 million unrealized loss on our investment in iCIMS, and a $0.5 million unrealized loss on our investment in Terraboost, partially offset by $2.4 million, $1.4 million, and $1.3 million reversals of previously recognized unrealized losses from the restructuring of our investments in Alpine, McAfee and Suited Connector, respectively. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2025 primarily reflects $6.0 million, $2.4 million, $1.6 million, $1.4 million, $0.6 million and $0.6 million reversals of previously recognized unrealized losses from the restructuring of our investments in Razor, Homerenew Buyer, InMoment, SellerX, Streamland, and Juice Plus, respectively, $1.9 million reversals of previously recognized unrealized losses from the disposition of our investment in INH Buyer, $1.1 million in gains on our investment in Job and Talent, partially offset by a $1.9 million unrealized loss on our investment in Alpine and a $0.8 million unrealized loss on our investment in Brook & Whittle.

Incentive compensation

Incentive fees for the three months ended September 30, 2026 and 2025 were $0.0 million and $0.0 million, respectively. As of September 30, 2026, the Company’s cumulative performance did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three months ended September 30, 2026. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the three months ended September 30, 2026 and 2025.

Incentive fees for the nine months ended September 30, 2026 and 2025 were $0.0 million and $0.4 million, respectively. For the nine months ended September 30, 2025, $0.4 million out of the potential $2.3 million incentive fees was earned due to the Company’s cumulative performance not fully exceeding the total return threshold. In addition, we did not accrue any reserves for incentive fees on capital gains based on a hypothetical liquidation basis in accordance with GAAP for the nine months ended September 30, 2026 and 2025.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is incurred at year end as such amounts are known. No excise tax was incurred nor paid in the three and nine months ended September 30, 2026 and 2025.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $0.1 million and $4.6 million, respectively, for the three months ended September 30, 2026 and 2025.

The net increase (decrease) in net assets applicable to common stockholders resulting from operations was $0.7 million and $10.0 million respectively, for the nine months ended September 30, 2026 and 2025.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Shares Issued	N/A	2,091,875
Average Price Per Share	N/A	$9.58
Proceeds (1)	N/A	$20,048,825

(1)
Net of offering costs of $17,841, for the nine months ended September 30, 2025.

Total debt outstanding as of September 30, 2026 included unsecured promissory notes with a principal amount of $110,000, at a rate of 12% per annum, and a maturity date of December 31, 2050.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company does not currently intend to seek approval for the modified asset coverage ratio election set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2026, the Company’s asset coverage ratio was 191,938%.

Net cash provided by operating activities during the nine months ended September 30, 2026 was $41.7 million, consisting primarily of settlement of acquisitions of investments (net of dispositions) of $31.5 million and net investment income (net of non-cash income and expenses) of approximately $10.2 million.

Net cash used in financing activities during the nine months ended September 30, 2026 was $44.3 million, consisting of $29.3 million in return of capital distribution to shareholders and $15.0 million of dividends paid to shareholders.

At September 30, 2026 we had $44.6 million in cash and cash equivalents.

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

The following tables summarize dividends declared for the nine months ended September 30, 2026 and 2025. Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 30, 2026	March 30, 2026	March 31, 2026	Return of Capital	$1.00	$29,275,589
March 30, 2026	March 30, 2026	March 31, 2026	Regular	$0.20	$5,724,411
May 7, 2026	June 16, 2026	June 30, 2026	Regular	$0.17	$4,840,497
August 6, 2026	September 16, 2026	September 30, 2026	Regular	$0.15	$4,451,513
				$1.52	$44,292,010

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.20	$5,719,130
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.20	$5,886,188
				$0.40	$11,605,318

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

Recent Developments

See “Note 8 – Subsequent Events” to the financial statements for a summary of recent developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2026, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of September 30, 2026, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$5,743,691	$0.20
Up 200 basis points	3,829,128	0.13
Up 100 basis points	1,914,564	0.07
Down 100 basis points	(1,914,301)	(0.07)
Down 200 basis points	(3,822,177)	(0.13)
Down 300 basis points	(5,643,036)	(0.19)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airports Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

BlackRock Direct Lending Corp.

Date: November 5, 2026	By:	/s/ Jason Mehring
	Name:	Jason Mehring
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)